Form 10KSB
period 2003-03-31
IBHAS TECHNOLOGIES INC
filed 2003-07-01
CIK 1174890

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended - March 31, 2003
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from

Commission file number 333-90688

IBHAS TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	98-0370398 (Employer Identification No.)

1311 Howe Street
Suite 200
Vancouver, British Columbia
Canada V6Z 2P3
(Address of principal executive offices, including zip code.)

(604) 691-1754
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [ x ] NO [ ]

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year. March 31, 2003 $-0-.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of March 31, 2003: N/A.

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2003: 2,500,000 common shares outstanding

Transitional Small Business Issuer Format
YES [ ] NO [ x ]

SAFE HARBOR STATEMENT

This annual report on Form 10-KSB includes forward-looking statements. All statements, other than statements of historical fact made in this Annual Report on Form 10-KSB are forward-looking. In particular, the statements herein regarding industry prospects and future results of operation or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations based on assumptions believed to be reasonable and are inherently uncertain as they are subject to various known and unknown risks, uncertainties and contingencies, many of which are beyond the control of Ibhas Technologies Inc. The Company's actual results may differ significantly from management's expectations.

In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms or other comparable terminology.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance, or achievements. We do not assume responsibility for the accuracy and completeness of the forward-looking statements. We do not intend to update any of the forward-looking statements after the date of this quarterly report to conform them to actual results.

IBHAS TECHNOLOGIES INC.
INDEX TO FORM 10-KSB

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

General

The company was incorporated in the State of Nevada on March 20, 2002 and has only just commenced operations. We maintain our statutory registered agent's office at 880 - 50 West Liberty Street, Reno, Nevada, 89501 and we rent office space located at #200 - 1311 Howe Street, Vancouver, British Columbia, Canada V6Z 2P3. Our telephone number is (604) 691-1754. Our offices are leased from Alpha Beta Developments Inc. on a month-to-month basis and our monthly rental is $500.

Our Business and Business Strategy

Our business plan is to develop and market an Internet computer software program known as Ibhas through our www.ibhas.com Internet web site. The Ibhas computer software program will be designed to automate the process of submission of Internet web page information in multiple languages to major Internet search engines. In particular, the software will allow an owner whose website is in a language other than English (e.g. Arabic) to automatically submit its web page information to major Internet search engines. This will allow Internet users to enter in key terms (which are either in English or non-English) into a search engine and locate the website. The software will initially support the Arabic language. The process of submission is accomplished by the software automatically translating content on the non-English website and then submitting the translated content to the search engines, in the same manner as English content is currently submitted, so that the website can be located by Internet users. Upon completion of the development process, we plan to market our Ibhas software to Internet web page owners and designers who are trying to maximize their visibility to Internet users on major Internet search engines. Our plan is to earn revenue from sales of Ibhas software licenses once development of this software is complete.

Our software will translate a site, word by word, by comparing each word on the site to words listed in a database. When a word is matched the software will provide the translated word linked to it. The software will then automatically submit the translated words to the search engine. For example, an Arabic website owner who wants to use our proposed software would take the following steps. First, he would download our software onto his computer. Upon loading the software he would be prompted to provide the URL for his website. "URL" is an abbreviation for Uniform Resource Locator, which is the address of a website on the Internet. The software would then compare the words listed on the website to all of those words in the database of words. Each word would be matched so as to produce a word by word translation. These translated words are then automatically submitted (after being prompted to proceed as such) to a website, as is the normal case for submission of website information to a search engine. Our belief that we can develop our software to be capable of automatically submitting the URL to the search engine along with a translated list of content words is based on the knowledge and experience of our President, Mohanad Shurrab.

To date we have not yet commenced the development of the Ibhas software and we have yet to earn any revenues. The Ibhas software is still in the conceptual stage of development and is not ready for commercial use or sale. We have also not started operations of our web site. Accordingly, our business operations are in the start-up phase.

We have not had any preliminary contact or discussions with or any present plans, proposals, arrangements or understanding with third parties to develop our software.

We have no patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts. We do not have any plans to obtain any patents or trademarks in the near future.

Industry background

1. Growth of the Internet and the World Wide Web

The Internet and the World Wide Web are experiencing dramatic growth in terms of the number of international users. Even greater has been the increase in the number of people who speak other languages than English who are using the Internet. The growth in the number of web users and the amount of time users spend on the web is being driven by the increasing importance of the Internet as a communications medium and an information resource and a sales and distribution channel. As Internet usage continues to grow, advertisers and electronic commerce marketers are increasingly using the web to locate customers, advertise and facilitate transactions. (References: IDG.net, "Web Should Prepare for Non-English Speakers, June 14, 2001; Computer Industry Almanac Inc., "Internet Users Will Top 1 Billion in 2005", March 21, 2002:, IDC, "Internet User Trends", July 2001, "Global IT Trends", April 2002. Please also see Broadband Wireless Exchange Magazine, Computer Economics Inc., CNET, Population Reference Bureau, Parks Associates).

2. Locating information on the Internet

The proliferation of content in English and other languages is making it increasingly difficult and time-consuming for users to navigate the Internet and to locate useful and relevant information. One of the principal methods of finding information on the Internet is through Internet search engines. Internet search engines capture, store and index web site information in order to retrieve web site listings in response to a user's query. These search engines have a limited ability to determine quality or relevance of the web site they retrieve. Further, as the nature of the available content has become more difficult to classify, many companies who offer search engines are being forced to employ significant editorial staff to ensure that responses to queries are satisfactory. Search engines based on natural language have the added difficulty of accurately determining sentence syntax and nuances. The involvement of other languages besides English further complicates this situation. (References: IDG.net, "Web Should Prepare for Non-English Speakers, June 14, 2001; Computer Industry Almanac Inc., "Internet Users Will Top 1 Billion in 2005", March 21, 2002:, IDC, "Internet User Trends", July 2001, "Global IT Trends", April 2002.).

3. Marketing web sites on the Internet

The explosive growth of Internet web pages and the reliance by Internet users on Internet search engines creates a marketing difficulty for businesses that are promoting their web sites on the Internet. A component of a successful marketing campaign of a web site is to design a web page such that major search engines recognize the web page when applicable key word searches are performed. The ability of a business to ensure that its web page appears on major search engines when appropriate keyword searches are performed can have a material impact on the visibility of the company's web site and the Internet traffic that the web site receives. Accordingly, there is a demand from Internet-based businesses to ensure that their web pages are appropriately positioned in the databases of major search engines such that the web pages are frequently cited when keyword searches are performed. (References: IDG.net, "Web Should Prepare for Non-English Speakers, June 14, 2001; Computer Industry Almanac Inc., "Internet Users Will Top 1 Billion in 2005", March 21, 2002:, IDC, "Internet User Trends", July 2001, "Global IT Trends", April 2002).

Development of the Ibhas software

Our business plan is to develop the Ibhas software as an Internet software program that will be designed to enable users to automatically submit web pages in languages other than English to major search engines. Our initial application will support the English and Arabic languages. The software will allow an owner whose website is in a language other than English (e.g. Arabic) to automatically submit its web page information content to major Internet search engines. This will allow Internet users to enter in key terms (which are either in English or non-English) into a search engine and locate the website. The process of submission is accomplished by the software automatically scanning and then translating all content on the non-English website and then submitting the translated and original content to the search engines, in the same manner as English content is currently submitted, so that the website can be located by Internet users. Major search engines compile and categorize databases of information which are transmitted and received from subscriber web pages. When an Internet user enters key terms found in the search engine database, the user is provided with a link to the web page from which the information derives. We are planning to design the Ibhas software to access links that are currently incorporated into major search engines. These access links enable users to submit web pages directly to the search engine, thereby allowing the content of the web page to become part of the search engine database. The Ibhas software will be designed with the objective of automating this submission process and maximizing the ability of the user to have their web page cited by major search engines when Internet users enter appropriate key words. Ibhas will be designed to handle multiple language protocols, beginning initially with the English and Arabic languages.

By submitting the content of a web page automatically and directly to a search engine we mean that the software automatically submits the websites URL (website address) to the search engine along with a list of translated content words selected by the website owner (or alternatively the entire website). The search engine will then use its own technology to search for those words (and others), when a user enters a search inquiry. Web pages are conventionally submitted to search engines by a user manually submitting his URL (website address) and key content words to the search engines (e.g. by completion of an online form). Our proposed software will differ from that currently available in that we are not aware of any software which automatically submits the URL (website address) to the search engine along with a translated list of content words.

We do not need permission or agreements with search engines for our software to work properly; however, web page owners who utilize our software will typically have to be a subscriber to a search engine. This is a required step from web page owners, even where our software is not utilized, if the webmaster wishes to have content from his website submitted to and listed in the database of the search engine.

We will initially be developing only one software program, which is the Ibhas software described herein. Although we will build our software from the ground up our belief that we can successfully develop our software is based on the experience of our management in the field of software development.

Our plan is to design the Ibhas software with the following capabilities:

- the Ibhas software will operate on both Windows 95, Windows 98 and Windows XP operating systems.

- the Ibhas software will be designed to submit domain names directly to major search engines through a comprehensive submission program.

- the Ibhas software will be designed for the submission of initial web pages as well as the submission of web page updates.

- the Ibhas software will handle multiple languages, and initially Arabic

- the Ibhas software will be designed to configure submissions to major search engines in order to maximize exposure of customer's web sites on major search engines.

We also plan to develop our Ibhas web site at www.ibhas.com in order to market our Ibhas software. We will design our web site to provide our customers with useful tips and strategies for positioning their web sites for maximum recognition by major search engines.

We anticipate that upon development, we will have to continually upgrade and refine the Ibhas software in order that the software:

- remains compliant with any modifications to the web page submission requirements of major search engines;

- is able to operate on upgraded operating systems, such as Windows XP;

- is competitive with products introduced by competitors.

The following activities are subject to financing and must occur to complete the process of software development:

  Locate and engage a software developer - our president, Mohanad Shurrab, is an experienced software developer who will oversee all aspects of the screening and hiring of a consultant software developer to develop the Ibhas software. We have not yet commenced our search for an appropriate software developer. We intend to do so if and when we have sufficient funds to do so.
  Software development - our president, Mohanad Shurrab, is an experienced software developer who will oversee all aspects of the development of the Ibhas software by a consultant software developer. We estimate that the development process will take approximately 3-6 months. Successful development of the software will be contingent upon the following factors:
    raising sufficient funds in this offering - we need at least $165,000 to commence and complete the development of the Ibhas software; and
    locating and engaging a software developer that is competent and experience with multiple language protocols.
  Marketing of software - upon completion of development of the Ibhas software, we will commence our marketing efforts in respect of it, as described below.

Market for the Ibhas software

Our objective is to earn revenues from sales of licenses for the use of the Ibhas software.

We believe that the customers for our software will consist of web page owners and web page developers who are trying to maximize the visibility of their web sites on major Internet search engines. We also believe that because our software will be compatible with multiple languages our customers will include web page owners and web page developers who have web sites in languages other than English. Visibility on major search engines is a principal component of the business plans of many companies who are trying to conduct electronic commerce or other business via the Internet. We anticipate that web page businesses and designers in the following areas may purchase our software:

- Internet marketing;

- electronic commerce; Generating web traffic;

- customer support services;

- special events;

- corporate web pages;

- personal web pages;

- utilizing languages other than English;

- online identity and development.

The geographic market for our software will initially be the United States, Canada, the Middle East and North Africa.

Marketing

Our objective will be to commence marketing of the Ibhas software upon completion of its development. Our marketing strategy is proposed to include the following elements:

  A banner-advertising program in which we would pay for advertising of the Ibhas software on Internet web sites where we feel exposure would help to increase sales of the Ibhas software.
  An e-mail program whereby advertisements for our Ibhas software would be delivered to potential customers, including Internet service providers, advertising companies, web site development firms and computer programmers.

We have not commenced any marketing efforts as of date. We intend to commence the construction of our website and our marketing efforts following the completion of the development of our software. Completion of the development of our software is subject to financing. Our successfully marketing of the Ibhas software depends upon the following factors:

    successful completion of the development of the Ibhas software; and
    raising sufficient funds to pay for our website development and marketing efforts - if we do not raise at least $165,000 we will not be able to complete the development of our software or commence any marketing in respect of it - if this were to happen we would require additional funding or we would cease operations.

Operations

The development of our Ibhas software is currently in the conceptual stage of its development. We have not commenced operations or development in any form. We plan to commence development of the Ibhas software once financing is obtained. We have not commenced or completed the development of our www.Ibhas.com web site that will be used to market our Ibhas software. Our plan is to complete development of our web site once the development of the Ibhas software has been completed and we are ready to market the Ibhas software.

We have secured our domain name www.ibhas.com.

Competition

We will compete with other software developed by competitors, which includes:

- a software product known as Submit-it marketed by Software Design;

- a software product known as Web Position Gold marketed by First Place Software;

- a software product known as Submission Wizard marketed by GRP Main Agencies.

We will compete with existing competitors both on the basis of price and brand recognition. Existing competitors who have already completed development of their software products may be able to market their competing products at lower prices than we are able to market the Ibhas software. In addition, existing competitors may have developed brand recognition with consumers, thereby making it more difficult for our product to gain consumer acceptance. The presence of these and other established competitors could adversely affect our ability to successfully implement our business plan and achieve sales of our software. If we are not successful in implementing our business plan, then our business will fail.

We have limited financial, marketing, technical and other resources that are necessary to implement our business plan. Many of our current and potential competitors have significantly greater financial, marketing, technical and other resources than we do. Our competitors may be able to devote greater resources to the development, promotion and sale of competing software and web sites. In addition, our competitors may be able to offer the software we are planning to develop at prices that are below the prices offered by us or which may even be free.

Government regulation

Due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet generally, covering issues such as user privacy, pricing, and characteristics and quality of products and services. Similarly, the growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business over the Internet. The adoption of any such laws or regulations may decrease the growth of commerce over the Internet, increase our cost of doing business or otherwise have a harmful effect on our business.

To date, governmental regulations have not materially restricted the use or expansion of the Internet. However, the legal and regulatory environment that pertains to the Internet is uncertain and may change. New and existing laws may cover issues that include:

- sales and other taxes;

- user privacy; Pricing controls;

- characteristics and quality of products and services;

- consumer protection;

- cross-border commerce;

- libel and defamation;

- copyright, trademark and patent infringement; and

- other claims based on the nature and content of Internet materials.

These new laws may impact our ability to market and sell Ibhas software in accordance with our business plans.

We may have to qualify to do business in other jurisdictions. If we make sales of our Ibhas software, we anticipate that sales and our customers will be in multiple states and foreign countries. As our customers may be resident in such states and foreign countries, such jurisdictions may claim that we are required to qualify to do business as a foreign company in each such state and foreign country. Failure to qualify as a foreign company in a jurisdiction where required to do so could subject us to taxes and penalties.

We are not aware of any environmental laws that will be applicable to the operation of our business.

Research and development expenditures

We have not expended any money on research and development. We have spent $100 on expenses associated with the acquisition of the www.ibhas.com web site address.

Employees and Employment Agreements

At present, we no employees, other than Messrs. Shurrab and Mr. Anabtawi, our officers and directors, who have received no compensation to date. Messrs. Anabtawi and Shurrab, do not have employment agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any employees.

RISK FACTORS

1. Because we have yet to commence any business operations, we face a high risk of business failure and we expect to incur operating losses for the foreseeable future.

We were incorporated in March 2002. We have only just completed our business plan and are presently in the process of commencing development of our Ibhas software product. We have yet to commence our business operations. We have not yet earned any revenues. Accordingly, we have no operating history from which investors can evaluate our business. We have never been profitable or made any income whatsoever. As of March 31, 2003, we had losses of approximately $3,960. Prior to completion of our Ibhas software, we anticipate that we will incur increased operating expenses without realizing any revenues from sales. We therefore expect to incur significant losses into the foreseeable future and recognize that if we are unable to generate significant revenues from sales of licenses for our Ibhas software, we will not be able to achieve profitability or continue operations.

2. We have not yet commenced the development of the Ibhas software. We will not commence development of the Ibhas software until we have sufficient financing to do so. If we are unable to complete the development of the Ibhas software and sell the Ibhas software if and when it is completed we will not be able to generate revenues and you will lose your investment. If we are unable to develop a marketable product then our business will fail.

We have not yet commenced the development of the Ibhas software. We will not commence the development of the Ibhas software until we have sufficient financing to do so. The success of our proposed business will depend on its completion and the acceptance of the Ibhas software by the computer and technology industry. Achieving such acceptance will require significant marketing investment. The Ibhas software may not be accepted by the computer and technology industry at sufficient levels to support our operations and build our business. If the Ibhas software is not accepted by the computer technology industry our proposed business will fail. In order to develop the Ibhas software into a commercial product, we will have to complete programming of the computer code required for the Ibhas software. In addition, we will have to finish development of the Ibhas website which we will use for marketing and servicing the Ibhas software. Prior to commencing commercial sales, we will have to complete testing of both the Ibhas software and our website to ensure that the software and the website are functioning properly and are capable of being marketed to the public. If we are unable to develop a final software product that is capable of commercial sale and market acceptance, we will not be able to earn any revenues. Our failure to earn revenues will cause our business to fail.

3. If major search engines change their search format, then our Ibhas software may not be able operate properly and our business may fail.

Our business plan is based on our ability to develop a computer software program that is able to access major search engines and directly submit web pages. Search engine submission is the process of a web site getting listed with search engines. Another term for this is "search engine registration." In simplest terms, this involves providing the search engine with information about the web site so that the search engine knows the page exists and will locate the website if certain terms are input by the Internet user. However, if these major search engines restrict this access or change the manner in which they gather information on Internet web sites, then our Ibhas software product could be redundant or may not work properly, and we may not be able to produce a viable product. For example, search engines may in the future no longer allow web sites to freely submit their information thereby allowing the site to be located. Instead search engines may charge expensive fees (some already charge fees now) for submission and/or be selective in what web sites they will list.

4. We need financing to commence the development of the Ibhas software and to implement our proposed business plan. If we do not raise at least $165,000 we will not be able to develop our proposed software and we may cease operations. We may incur unexpected costs, delays or difficulties in developing our software which may result in us requiring more than a minimum or $165,000 and which may result in our failure to implement our proposed operations.

We need financing to commence the development of the Ibhas software and to implement our proposed business plan. If we are unable to raise at least $165,000 we will not be able to pay for our offering expenses and develop our proposed software. We may encounter unexpected costs, delays or difficulties in the development of the Ibhas software which may result in us requiring more than $165,000 and which may cause our business plan and proposed operations to fail. In particular, we may:

- incur unexpected costs in completing the development of the Ibhas software or encounter unexpected technical or other difficulties, which may result in us requiring more than a minimum of $200,000 and/or cause our proposed operations to fail;

- incur delays and additional expenses as a result of technology failure, which may result in us requiring more than a minimum of $165,000 and/or cause our business plan and proposed operations to fail;

- be unable to create a substantial market for our software products which may cause our proposed business plan and proposed operations to fail; or

- incur significant and unanticipated expenses, which may result in us requiring more than a minimum of $165,000 and/or cause our proposed business plan and operations to fail.

The occurrence of any of the aforementioned events could result in us requiring more than a minimum of $165,000 and/or adversely affect our ability to meet our business plans. We will depend exclusively on outside capital to pay for the development and marketing of the Ibhas software. Such outside capital may include borrowing. Capital may not be available to meet these continuing development costs or, if the capital is available, it may be on terms acceptable to us. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining loans, assuming those loans would be available, will increase our liabilities and future cash commitments. If we were unable to obtain financing in the amounts required our proposed business will fail and you will lose your entire investment.

5. Because our directors have foreign addresses this may create potential difficulties relating to service of process in the event that you wish to serve them with legal documents.

Neither of our current directors and officers have resident addresses in the United States. They are both resident in Canada. Because our officers and directors have foreign addresses this may create potential difficulties relating to the service of legal or other documents on any of them in the event that you wish to serve them with legal documents. This is because the laws related to service of process may differ between Canada and the US. Similar difficulties could not be encountered in serving the company, proper, since the company's registered address is located in the United States at 880 - 50 West Liberty Street, Reno, Nevada, 89501. In addition, the company's US counsel are located 4745 Caughlin Parkway, Ste. 200, Reno, Nevada 89509.

6. Because the SEC imposes additional sales practice requirements on brokers who deal in our shares which are penny stocks, some brokers may be unwilling to trade them. This means that you may have difficulty in reselling your shares and may cause the price of the shares to decline.

Our shares qualify as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934 which imposes additional sales practice requirements on broker/dealers who sell our securities in this offering or in the aftermarket. For sales of our securities, the broker/dealer must make a special suitability determination and receive from you a written agreement prior to making a sale to you. Because of the imposition of the foregoing additional sales practices, it is possible that brokers will not want to make a market in our shares. This could prevent you from reselling your shares and may cause the price of the shares to decline.

7. Messrs. Shurrab and Anabtawi own more than 50% of the outstanding shares of the Company, so they are able to decide who are the directors and you may not be able to elect any directors.

Messrs. Shurrab and Anabtawi own more than 50% of the issued and outstanding shares of the Company and because of this they are able to elect all of our directors and control our operations.

8. There is no public trading market for our common stock, so you may be unable to sell your shares.

There is currently no public trading market for our common stock. A market may never develop for our common stock. If a market does not develop, it will be very difficult, if not impossible for you to resell your shares.

10. Sales of common stock by our officers and directors will likely cause the market price for the common stock to drop.

A total of 2,500,000 shares of stock were issued to our two officers and directors. They paid an average price of $0.001 per share. Subject to the restrictions of Securities Act of 1933, and in particular Rule 144, they are able to sell portions of their stock after the hold period expired on March 29, 2003. If they do sell there stock into the market, the sales may cause the market price of the stock to drop.

Cautionary Statement Regarding Forwarding-looking Statements

Some discussions in this report may contain forward-looking statements that involve risks and uncertainties. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this report. Such factors include, those discussed in "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well as those discussed elsewhere in this report. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events.

ITEM 2. DESCRIPTION OF PROPERTIES.

We have no assets or properties.

We maintain our statutory registered agent's office at Suite 880 - 50 West Liberty Street, Reno, Nevada, 89501 and our business address recently moved to #200 - 1311 Howe Street, Vancouver, British Columbia, Canada V6Z 2P3. Our telephone number is (604) 691-1754. Our offices are leased from Viva International Business Center Ltd. on a month to month basis and our monthly rental is approximately $200.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any pending litigation and none is contemplated or threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to the shareholders during the last quarter.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

No market currently exists for our securities and there is no assurance that a regular trading market will develop, or if developed, that it will be sustained. We will be attempting to have our shares listed for trading on the Bulletin Board owned by the National Association of Securities Dealers, Inc. A shareholder in all likelihood, therefore, will be unable to resell the securities referred to herein should he or she desire to do so. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops.

We have no outstanding options or warrants, or other securities convertible into, common equity. Of the 2,500,000 shares of common stock outstanding as of March 31, 2003, 2,500,000 shares are owned by our officers, directors and affiliates, and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

At March 31, 2003, there were 2 holders, which are our officers and directors. Currently we are offering our securities pursuant to our SB-2 registration statement, which was declared effective by the Securities and Exchange Commission on April 28, 2003 (i.e. subsequent to our yearend).

Dividends

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

SEC Rule 15g

Our Company's shares are covered by Section 15g of the Securities Act of 1933, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15g also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Section 16(a)

We are not subject to Section 16(a) of the Securities Exchange Act of 1934.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS.

Cautionary Statement Regarding Forwarding-looking Statements

Some discussions in this report may contain forward-looking statements that involve risks and uncertainties. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this report. Such factors include, those discussed in "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well as those discussed elsewhere in this report. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events.

Financial Condition, Liquidity and Capital Resources

Our company is engaged in software development. Our Company's principal capital resources have been acquired through issuance of common stock and from shareholder loans.

Subsequent to our yearend, on April 28, 2003, our Form SB-2 registration statement was declared effective. We are currently offering a total of 1,500,000 shares at a price of $0.20 per share, for aggregate proceeds of $300,000.

At March 31, 2003, we had a deficit working capital of ($1,695) compared to working capital of $493 at March 31, 2002. This change is primarily the result of the payment of administrative expenses.

At March 31, 2003, our total assets of $72 consisted of cash. This compares with our assets at March 31, 2002 of $2,493 in cash.

At March 31, 2003, our total liabilities decreased to $1,767 from 2,000 at March 31, 2002, primarily reflecting payment of accounts payable.

We have not had revenues from inception. Although we have insufficient capital as of March 31, 2003 to fully implement our business plan, we are currently offering a total of 1,500,000 shares at a price of $0.20 per share, for aggregate proceeds of $300,000, pursuant to an SB-2 registration statement declared effective on April 18, 2003. We expect to survive with funding from sales of our company's securities and, as necessary, or from shareholder loans.

Our Company has no long-term debt and does not regard long-term borrowing as a good, prospective source of financing.

We will not be conducting any product research or development until we are in a cash position to do so.

We do not expect to purchase or sell any significant equipment.

Results of Operations

Our Company posted losses of $2,118 for the year ending March 31, 2003. The principal components of the loss were general and administrative expenditures.

Operating expenses for the year ending March 31, 2003 were $2,118, up from the short year ending March 31, 2002 in which they were $2,007. This change is primarily as a result of the payment of administrative expenditures.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CERTIFICATION PURSUANT TO RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

We, Mohanad Shurrab, Principal Executive Officer and Principal Financial Officer, and Abdellatif Anabtawi, Secretary of the Company, certify that:

1) We have reviewed this annual report on Form 10-KSB of the Company;

2) Based on our knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on our knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4) We are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) We have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors(or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) We have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

 Date: June 30, 2003

/s/ Mohanad Shurrab President, Treasurer Principal Accounting Officer and Director	/s/ Abdellatif Anabtawi Secretary and Director

INDEPENDENT AUDITORS' REPORT

To the Board of Directors

Ibhas Technologies, Inc.

(A Development Stage Company)

Vancouver BC, Canada

We have audited the accompanying balance sheet of Ibhas Technologies, Inc. as of March 31, 2003, and the related statements of operations, stockholders' deficit, and cash flows for the year then ended and for the period from March 20, 2002 (Inception) through March 31, 2002 and for the period from March 20, 2002 (Inception) through March 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ibhas Technologies, Inc. as of March 31, 2003, and the results of its operations and its cash flows for the year then ended and for the period from March 20, 2002 (Inception) through March 31, 2002 and for the period from March 20, 2002 (Inception) through March 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

Malone & Bailey, PLLC

Houston, Texas

www.malone-bailey.com

May 30, 2003

IBHAS TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

March 31, 2003

March 31,
2003
ASSETS

Current assets
Cash	$ 72
Total current assets	$ 72

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$ 1,767
Total current liabilities	1,767

STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 25,000,000 shares authorized, 2,500,000 shares issued and outstanding	2,500
Deficit accumulated during the development stage	(4,195)
Total Stockholders' Deficit	(1,695)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 72

See accompanying summary of accounting policies

and notes to financial statements.

IBHAS TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS

Year Ended March 31, 2003

and Period from March 20, 2002 (Inception) through March 31, 2002 and Period from March 20, 2002 (Inception) through March 31, 2003

	Year Ended March 31,	Inception through March 31,	Inception through March 31,
	2003	2002	2003

General and administrative	$ 2,118	$ 2,007	$ 4,195

Net loss	$ 2,118	$ 2,007	$ 4,195

Net loss per share:
Basic and diluted	$ (0.00)	$ (0.00)

Weighted average shares outstanding:
Basic and diluted	2,500,000	2,500,000

See accompanying summary of accounting policies

and notes to financial statements.

IBHAS TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' EQUITY

Period From March 20, 2002 (Inception) through March 31, 2003

	Common stock		Deficit accumulated during the development stage	Total
	Shares	Amount
Issuance of common stock for cash	2,500,000	$ 2,500	$ -	$ 2,500
Net loss	-	-	(2,007)	(2,007)
Balance, March 31, 2002	2,500,000	2,500	(2,007)	493
Net loss	-	-	(2,188)	(2,188)

Balance, March 31, 2003	2,500,000	$ 2,500	$ (4,195)	$ (1,695)

See accompanying summary of accounting policies

and notes to financial statements.

IBHAS TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

Year Ended March 31, 2003

and Period from March 20, 2002 (Inception) through March 31, 2002 and Period from March 20, 2002 (Inception) through March 31, 2003

	Year Ended March 31,	Inception through March 31,	Inception through March 31,
	2003	2002	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (2,188)	$ (2,007)	$ (4,195)
Changes in current assets and liabilities:
Accrued expenses	(233)	2,000	1,767
NET CASH USED IN OPERATING ACTIVITIES	(2,421)	(7)	(2,428)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock		2,500	2,500

NET CHANGE IN CASH	(2,421)	2,493	72
Cash, beginning of period	2,493	-	-
Cash, end of period	$ 72	$ 2,493	$ 72

See accompanying summary of accounting policies

and notes to financial statements.

IBHAS TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Nature of business. Ibhas Technologies, Inc. ("Ibhas") was incorporated in Nevada on March 20, 2002, to develop and market an Internet computer software program known as Ibhas through its web site www.ibhas.com. The computer software will be designed to automate the process of submission of Internet web page information in multiple languages to major Internet search engines. Ibhas will market the software to Internet web page owners and designers.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Income Taxes

The asset and liability approach is used to account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. 20/20 Networks record a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.

Basic Loss Per Share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.

NOTE 2 - INCOME TAXES

For the year ended March 31, 2002 and period ended 2001, Ibhas has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $4,000 at March 31, 2002, and will expire in the years 2021 through 2022.

Deferred income taxes consist of the following at March 31:

2002
Long-term:
Deferred tax assets	$ 1,000
Valuation allowance	(1,000)
$ -

NOTE 3 - COMMON STOCK

At inception, Ibhas issued 2,500,000 shares of stock to its two founding shareholders for $2,500 cash.

NOTE 4 - COMMITMENTS

The Company began leasing its offices for $200 per month in June 2003.

NOTE 5 - SUBSEQUENT EVENTS

Ibhas' SB-2 registration statement was declared effective in April 2003 and Ibhas is offering a total of 1,500,000 shares of common stock at a price of $0.20 per share.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Form 10-KSB. Our financial statements for the period from inception to March 31, 2003, included in this report have been audited by Malone & Bailey, PLLC, Independent Auditors, of Houston, Texas, as set forth in their report included herein.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The names, addresses, ages and positions of our present officers and directors are set forth below:

Name and Address:	Age:	Position(s):
Mohanad Shurrab 2195 Chairlift Road West Vancouver, BC, Canada V7S 2T4	28	President, Treasurer and member of the Board of Directors
Abdellatif Anabtawi 8 - 47 Tisbury Road, Hove, United Kingdom BN3 3BL	28	Secretary and member of the Board of Directors

The persons named above have held their offices/positions and are expected to hold their offices/positions until the next annual meeting of our stockholders.

Background of Officers and Directors

Mohanad Shurrab has been our President, Treasurer and a member of our board of directors since inception. Mr. Shurrab has devoted approximately 5% of his professional time to our business and intends to continue to devote this amount of time in the future.

Since February 2001 to present Mr. Shurrab has been a software engineer for Xwave, a private company developing Aircraft Tactical Mission Trainer Simulator, ground based and airborne stations.

From February 2000 to February 2001 Mr. Shurrab was a software engineer for Infotouch Technologies Corporation, a public company on the Canadian Venture Exchange that develops and manufactures Internet kiosk networks software with automated maintenance systems.

From September 1999 to February 2000 Mr. Shurrab was an embedded software engineer for Nortel Networks where he participated in the development and upgrading of the back-plane system for a High-speed telecommunication switch with IBM fabric technologies and multiple protocol support including (ATM) OC48 and IP.

From September 1998 to July 1999 Mr. Shurrab was a software consultant for Human Resources, Canada, where he was involved with the development of a Client/Server Database design, using MS-Access & VBA, and Year 2000 testing of software products.

From June 1997 to June 1998 Mr. Shurrab was a director and software architect for ESAD Ltd. a European software development company.

From May 1997 to Dec 1997 Mr. Shurrab worked for Sussex University designing of experimental communication link between PCs. The link involved hardware design of ISA BUS cards (Network Cards) and communication software to implement various protocols. The project was a success and the system has been implemented over 15 workstations.

From June 1995 to 1997 Mr. Shurrab was a programmer for Computer Experts Ltd., a UK software development company.

Mr. Shurrab obtained his Bachelor of Engineering Degree and a Master of Engineering Degree in Electronics & Computer Science from Sussex University in the United Kingdom.

Abdellatif Anabtawi has been our Secretary and a member of our board of directors since inception. Mr. Anabtawi has devoted approximately 5% of his professional time to our business and intends to continue to devote this amount of time in the future.

From November 2000 to Present Mr. Anabtawi was a technical senior consultant and business development for PSD Group Plc.

From April 2000 to December 2001 Mr. Anabtawi was a founder and director of Excellon Software Ltd., a private software consulting company.

From March 98 to March 2000 Mr. Anabtawi was a founder of ESAD Ltd. which provided a software solution to the Millennium Bug, called PCTEST2000, as well custom design software and consultation.

From September 98 to January 99 Mr. Anabtawi was employed by Connect Ltd. s a network and Internet "Web-sites" design consultant.

From January 97 to August 97 Mr. Anabtawi was employed by M.E.L.T.2000. where he was involved with WindowsNT 4.0, setting up Client/server network and software applications

From July 96 to December 96 Mr. Anabtawi worked for Computer experts UK in a programming function for their Millennium Bug solution.

From July 93 to August 93 Mr. Anabtawi worked for Samko Communication Ltd. a computer hardware assembly, and programming company.

In 1997 Mr. Anabtawi obtained a Master of Science in Digital Electronics and Parallel Processing Systems from the University of Sussex, located in the United Kingdom.

In 1996 Mr. Anabtawi obtained a Bachelor of Engineering (Hons) from University of Brighton, located in the United Kingdom. Mr. Anabtawi has published the following articles:

A. L. Anabtawi, R. J. Howlett: Neural Networks Condition Monitoring of Turbine Flowmeter. Engineering of Intelligent Systems (EIS2000), June 2000, pp.85-89.

A. L. Anabtawi, R. J. Howlett: Detection of blade contamination in turbine flowmeters using neural networks. Knowledge-Based Intelligent Engineering Systems & Allied Technologies (KES2000), August September 2000, Volume 2, pp.635-640.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two yeas before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

ITEM 10. EXECUTIVE COMPENSATION.

Messrs. Shurrab and Anabtawi, our officers and directors, have received no compensation for their services as our officers. There are no plans to compensate them in the near future, unless and until we begin to realize revenues and become profitable in our business operations.

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Option/SAR Grants

No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made to any executive officer or any director since our inception, accordingly, no stock options have been exercised by any of the officers or directors in fiscal 2002 or to date in fiscal 2003.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to our financial performance, our stock price, or any other measure.

 Compensation of Officers and Directors.

Messrs. Shurrab and Anabtawi, our officers and directors, have received no compensation for their services as our officers. There are no plans to compensate them in the near future, unless and until we begin to realize revenues and become profitable in our business operations.

Indemnification

Pursuant to the articles of incorporation and bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. In certain cases, we may advance expenses incurred in defending any such proceeding. To the extent that the officer or director is successful on the merits in any such proceeding as to which such person is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the state of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933 which may be permitted to directors or officers pursuant to the foregoing provisions, we are informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy, as expressed in the Act and is, therefore unenforceable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of March 31, 2003, the beneficial shareholdings of persons or entities holding five percent or more of the Company's common stock, each director individually, each named executive officer and all directors and officers of the Company as a group. Each person has sole voting and investment power with respect to the shares of Common Stock shown, and all ownership is of record and beneficial.

Name and Address of Beneficial Owner [1]	Number of Shares Before Offering	Number of Shares After Offering	Percentage of Ownership After Offering	Percentage of Ownership If No Shares Sold in the Offering
Mohanad Shurrab 2195 Chairlift Road West Vancouver, BC, Canada V7S 2T4	1,250,000	1,250,000	27%	50%
Abdellatif Anabtawi 8-47 Tisbury Road Hove United Kingdom BN3 3BL	1,250,0000	1,250,000	27%	50%
All Officers and Directors as a Group	2,500,000	2,500,000	54%	100%

[1] The persons named above are our parents and promoters within the meaning of such terms under the Securities Act of 1933 by virtue of their direct and indirect stock holdings.

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of securities of the Company that may result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The company was incorporated in the State of Nevada on March 20, 2002.

On March 29, 2002 we issued a total of 2,500,000 shares of restricted common stock to Mohanad Shurrab, and Abdellatif Anabtawi, officers and directors of our company. This was accounted for by payment of cash of $2,500.

We lease our office space from Viva International Business Center Ltd. on a month to month basis and our monthly rental is $200.

On April 28, 2003, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective. We are currently offering up to 1,500,000 common shares at a price of $0.20 per share.

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

Reports on Form 8-K

We have filed no Form 8-Ks since inception.

Exhibits

The following Exhibits are incorporated herein by reference to the Registrant's Form SB-2 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-90688 on June 18, 2002. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description
3.1 3.2 4.1 99.1	Articles of Incorporation. Bylaws. Specimen Stock Certificate. Subscription Agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 1st day of July, 2003.

IBHAS TECHNOLOGIES, INC. (Registrant)
BY:	/s/ Mohanad Shurrab Mohanad Shurrab, President, Treasurer, Principal Executive Officer, Principal Financial Officer and member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signatures	Title	Date
/s/ Mohanad Shurrab Mohanad Shurrab	President, Treasurer, Principal Executive Officer, Principal Financial Officer and a member of the Board of Directors	07/01/2003
/s/ Abdellatif Anabtawi Abdellatif Anabtawi	Secretary and a member of the Board of Directors	07/01/2003