Form 10QSB
period 2003-09-30
IBHAS TECHNOLOGIES INC
filed 2003-11-18
CIK 1174890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number  000-50329
IBHAS TECHNOLOGIES INC.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0370398
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
Suite 200, 1311 Howe Street, Vancouver, British Columbia, Canada, V6X 2P3
(Address of principal executive offices)
(604) 691-1754
(Issuer's telephone number)
N/A
(Former name, former address and former fiscal year, if changed since last report)

(Zip Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [ ]     No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [ ]     No  [ ]

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  2,740,000 common shares issued and outstanding as of November 1, 2003

Transitional Small Business Disclosure Format (Check one):     Yes [ ]     No [X]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

IBHAS TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
September 30, 2003
(unaudited)
ASSETS

Current assets
Cash	$ 6,779

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$ 8,070
Note payable - shareholder	2,371
Total current liabilities	10,441

STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 25,000,000 shares authorized, 2,740,000 shares issued and outstanding	2,740
Additional paid in capital	47,760
Deficit accumulated during the development stage	(54,162)
Total Stockholders' Deficit	(3,662)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 6,779

IBHAS TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(unaudited)
	Three Months Ended September 30,		Six Months Ended September 30,		Inception through September 30,
	2003	2002	2003	2002	2003

General and administrative	$ 15,202	$ 73	$ 49,967	$ 386	$ 54,162
	________	______	________	_______	_________
Net loss	$ (15,202)	$ (73)	$(49,967)	$ (386)	$ (54,162)

Net loss per share Basic and diluted	$ (0.01)	$ (0.00)	$ (0.02)	$ (0.00)

Weighted average shares outstanding:
Basic and diluted	2,590,995	2,500,000	2,607,831	2,500,000

IBHAS TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(unaudited)
	Six Months Ended September 30,	Six Months Ended September 30,	Inception through September 30,
	2003	2002	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (49,967)	$ (386)	$ (54,162)
Changes in current assets and liabilities:
Accounts payable	6,303	(2,000)	8,070
NET CASH USED IN OPERATING ACTIVITIES	(43,664)	(2,386)	(46,092)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable - shareholder	2,371	-	2,371
Issuance of common stock	48,000	-	50,500
CASH FLOWS FROM FINANCING ACTIVITIES	50,371	-	52,871

NET CHANGE IN CASH	6,707	(2,386)	6,779
Cash, beginning of period	72	2,493	-
Cash, end of period	$ 6,779	$ 107	$ 6,779

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

NOTE 2 - COMMON STOCK

In June and July 2003, Ibhas sold 240,000 shares of common stock to individuals for $.20 per share or $48,000.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in conformity with generally accepted accounting principles in the United States of America for interim financial statements. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report.

As used in this quarterly report, the terms "we", "us", "our company", and "Ibhas Technologies" mean Ibhas Technologies Inc., unless otherwise indicated. All dollar amounts refer to US dollars unless otherwise indicated.

THE FOLLOWING DISCUSSION AND ANALYSIS PROVIDES INFORMATION WHICH OUR MANAGEMENT BELIEVES IS RELEVANT TO AN ASSESSMENT AND UNDERSTANDING OF OUR COMPANY'S RESULTS OF OPERATIONS AND FINANCIAL CONDITION. THIS DISCUSSION SHOULD BE READ TOGETHER WITH OUR FINANCIAL STATEMENTS AND THE NOTES TO FINANCIAL STATEMENTS WHICH ARE INCLUDED IN THIS REPORT, AND WITH OUR COMPANY'S FORM 10-KSB.

General

We were incorporated in Nevada on March 20, 2002. Our business plan is to develop and market an Internet computer software program known as Ibhas through our www.ibhas.com Internet web site. The Ibhas computer software program will be designed to automate the process of submission of Internet web page information in multiple languages to major Internet search engines.

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

We raised a total of $48,000 under our SB-2 registration statement which declared effective April 28, 2003. This amount was less than the $285,000 we believed necessary to complete the development and marketing of our proposed software. We are currently using funds raised in our offering to pay for the commencement of development of the Ibhas software. On September 1, 2003 we entered into a software development agreement with Networks Advanced Systems Co. ("NASCO") for commencement of the development of our software. We are paying NASCO $20,000 for the initial work on the development of our software. However, we will require additional funds to complete its development and we will require additional funds to market our software once it is developed. We estimate that we require additional financing in the amount of approximately $250,000. We have not determined how we will raise this necessary financing; however, we are considering debt financing, private placements of our securities and the possibility of another public offering. We have yet to earn any revenues. We have not started operations of our web site. Accordingly, our business operations are in the start-up phase.

We have no patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts. We do not have any plans to obtain any patents or trademarks in the near future.

Results of Operations

Our company posted losses of $49,967 for the six months ending September 30, 2003, losses of $386 for the six months ended September 30, 2002 and losses of $54,162 since inception to September 30, 2003. The principal component of the losses were for general and administrative expenses.

Operating expenses for the six months ending September 30, 2003 were $49,967, compared to our operating expenses for the six months ending September 30, 2002 of $386 and our losses from inception to September 30, 2003 which were $54,162.

Financial Condition, Liquidity and Capital Resources

At September 30, 2003, we had negative working capital of $3,662 compared to negative working capital of $107 at September 30, 2002.

At September 30, 2003, our company's total assets were $6,779 which consisted of cash.

At September 30, 2003, our company's total liabilities were $10,441.

We have not had revenues from inception. We require proceeds from our current offering to satisfy our ongoing cash requirements. We do not expect to purchase or sell any significant equipment. We do not expect any significant changes in the number of our employees.

Our company has no long-term debt and does not regard long-term borrowing as a good, prospective source of financing.

Plan of Operation

Our primary objectives over the 12 months ending September 30, 2004, will be to raise additional financing in amount of $250,000 so that we are able to complete the development of our software and website and commence marketing efforts in respect of our product.

Cash Requirements

Over the next twelve months we intend to use funds to continue to develop our software and, upon its completion, commence our marketing efforts, as follows:

Estimated Funding Required During the Next Twelve Months

General and Administrative	$6,500
Operations
Software Development & Website	$130,000
Marketing	$100,000
Working Capital	$13,500

Total	$250,000

As at September 30, 2003, we had a working capital deficiency of ($3,662). We anticipate that we will have to raise additional cash of a minimum of $150,000 no later than February, 2004, to allow us to complete the development of our software and to continue our normal operations. We will also require an additional $100,000 to market our software upon its completion. We plan to raise the capital required to meet these immediate short-term needs, and additional capital required to meet the balance of our estimated funding requirements for the twelve months, primarily through the private placement of our securities, another public offering or possibly shareholder loans.

There are no assurances that we will be able to obtain further funds required for our continued operations. We are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

Research and Development

We anticipate expending significant monies on research and development in the next twelve months. In particular, we estimate that the development of our software will cost $150,000. We have committed to pay $20,000 to NASCO for the commencement of development and we will require additional financing to complete development.

Purchase or Sale of Equipment

We do not anticipate that we will expend any significant amount on equipment for our present or future operations. We may purchase computer hardware or software for our ongoing operations.

Personnel

As of September 30, 2003, our president, Mohanad Shurrab, and our secretary, Abdellatif Anabtawi, are the only employees of our company. They handle all of the responsibilities in the are of corporate administration, business development and research. We have engaged NASCO as an independent contractor as of September 1, 2003 to commence the development of our software. If our computer software program is successful and we experience rapid growth, our current officers and directors will be required to hire new personnel to improve, implement and administer our operational, management, financial and accounting systems.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our unaudited financial statements and accompanying notes have been prepared in conformity with generally accepted accounting principles in the United States of America for interim financial statements. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

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

Our company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on our company's results of operations, financial position or cash flow.

RISK FACTORS

Because we have only just commenced our business operations, we face a high risk of business failure and we expect to incur operating losses for the foreseeable future.

We were incorporated in March 2002. We have only just commenced the development of our Ibhas software product. We require additional financing to continue and complete its development. We have not yet earned any revenues. Accordingly, we have no operating history from which investors can evaluate our business. We have never been profitable or made any income whatsoever. Our net loss since inception is $54,162 as of September 30, 2003. Prior to completion of our Ibhas software, we anticipate that we will incur increased operating expenses without realizing any revenues from sales. We therefore expect to incur significant losses into the foreseeable future and recognize that if we are unable to generate significant revenues from sales of licenses for our Ibhas software, we will not be able to achieve profitability or continue operations.

We have only just commenced the development of the Ibhas software. We have insufficient funds to complete the development of the Ibhas software and we will require additional financing to do so. If we are unable to raise additional financing to complete the development of the Ibhas software and sell the Ibhas software if and when it is completed we will not be able to generate revenues and you will lose your investment. If we are unable to develop a marketable product then our business will fail.

We have only just commenced the development of the Ibhas software. We have insufficient funds to complete the development of the Ibhas software and we require additional financing to do so. The success of our proposed business will depend on raising additional financing and the completion and acceptance of the Ibhas software by the computer and technology industry. Achieving such acceptance will require significant marketing investment. The Ibhas software may not be accepted by the computer and technology industry at sufficient levels to support our operations and build our business. If the Ibhas software is not accepted by the computer technology industry our proposed business will fail. In order to develop the Ibhas software into a commercial product, we will have to complete programming of the computer code required for the Ibhas software. In addition, we will have to finish development of the Ibhas website which we will use for marketing and servicing the Ibhas software. Prior to commencing commercial sales, we will have to complete testing of both the Ibhas software and our website to ensure that the software and the website are functioning properly and are capable of being marketed to the public. If we are unable to develop a final software product that is capable of commercial sale and market acceptance, we will not be able to earn any revenues. Our failure to earn revenues will cause our business to fail.

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

We need financing to complete the development of the Ibhas software and to implement our proposed business plan. If we do not raise at least $130,000 we may not be able to complete the development of our proposed software and we may cease operations. We may incur unexpected costs, delays or difficulties in developing our software which may result in us requiring more than a minimum or $130,000 and which may result in our failure to implement our proposed operations.

We need financing to commence the development of the Ibhas software and to implement our proposed business plan. If we are unable to raise at least $130,000 we may not be able to pay for completion of the development of our proposed software. We may encounter unexpected costs, delays or difficulties in the development of the Ibhas software which may result in us requiring more than $130,000 and which may cause our business plan and proposed operations to fail. In particular, we may:

- incur unexpected costs in completing the development of the Ibhas software or encounter unexpected technical or other difficulties, which may result in us requiring more than a minimum of $130,000 and/or cause our proposed operations to fail;

- incur delays and additional expenses as a result of technology failure, which may result in us requiring more than a minimum of $130,000 and/or cause our business plan and proposed operations to fail;

- be unable to create a substantial market for our software products which may cause our proposed business plan and proposed operations to fail; or

- incur significant and unanticipated expenses, which may result in us requiring more than a minimum of $130,000 and/or cause our proposed business plan and operations to fail.

The occurrence of any of the aforementioned events could result in us requiring more than a minimum of $130,000 and/or adversely affect our ability to complete the development of our software. In addition, we will require at least $100,000 to market our software once it is developed. We will depend exclusively on outside capital to pay for the development and marketing of the Ibhas software. Such outside capital may include borrowing. Capital may not be available to meet these continuing development costs or, if the capital is available, it may be on terms acceptable to us. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining loans, assuming those loans would be available, will increase our liabilities and future cash commitments. If we were unable to obtain financing in the amounts required our proposed business will fail and you will lose your entire investment.

Because our directors have foreign addresses this may create potential difficulties relating to service of process in the event that you wish to serve them with legal documents.

Neither of our current directors and officers have resident addresses in the United States. They are both resident in Canada. Because our officers and directors have foreign addresses this may create potential difficulties relating to the service of legal or other documents on any of them in the event that you wish to serve them with legal documents. This is because the laws related to service of process may differ between Canada and the US. Similar difficulties could not be encountered in serving the company, proper, since our registered address is located in the United States at 880 - 50 West Liberty Street, Reno, Nevada, 89501. In addition, our US counsel are located at 4745 Caughlin Parkway, Ste. 200, Reno, Nevada 89509.

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

Messrs. Shurrab and Anabtawi own more than 50% of the outstanding shares of our company, so they are able to decide who are the directors and you may not be able to elect any directors.

Messrs. Shurrab and Anabtawi own more than 50% of the issued and outstanding shares of our company and because of this they are able to elect all of our directors and control our operations.

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

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being September 30, 2003, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder are an adverse party or has a material interest adverse to us.

Item 2.  Changes in Securities.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

Exhibits required by Item 601 of Regulation S-B

(3) Articles of Incorporation and By-laws

3.1 Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on June 18, 2002).

3.2 Bylaws (incorporated by reference from our Registration Statement on Form SB-2, filed on June 18, 2002).

(10) Material Contracts

10.1 Software Development Agreement with Networks Advanced Systems Co. dated September 1, 2003.

(31) Section 302 Certifications

31.1 Section 302 Certification.

(32) Section 906 Certifications

32.1 Section 906 Certification.

Reports on Form 8-K

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IBHAS TECHNOLOGIES INC.

By:

/s/ Mohanad Shurrab
Mohanad Shurrab, President, Chief Executive
Officer, Treasurer, Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial Officer)

Date: November 14, 2003