Form 10QSB
period 2003-12-31
IBHAS TECHNOLOGIES INC
filed 2004-02-20
CIK 1174890

This Form 10-QSB is the subject of a Form 12b-25

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  December 31, 2003

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

Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [ ]     No  [ ]

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  2,740,000 common shares issued and outstanding as of February 1, 2004

Transitional Small Business Disclosure Format (Check one):     Yes [ ]     No [X]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

IBHAS TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
December 31, 2003
(unaudited)

ASSETS

Current assets
Cash	$ 439

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$ 10,788
Note payable - shareholder	12,371
Total current liabilities	23,159

STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 25,000,000 shares authorized, 2,740,000 shares issued and outstanding	2,740
Additional paid in capital	47,760
Deficit accumulated during the development stage	(73,220)
Total Stockholders' Deficit	(22,720)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 439

IBHAS TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(unaudited)
	Three Months Ended December 31,		Nine Months Ended December 31,		Inception through December 31,
	2003	2002	2003	2002	2003

General and administrative	$ 4,058	$1,784	$49,025	$2,170	$53,220
Research and development	15,000	-	20,000	-	20,000

Net loss	$ (19,058)	$ (1,784)	$(69,025)	$(2,170)	$(73,220)

Net loss per share:
Basic and diluted	$ (0.01)	$ (0.00)	$ (0.03)	$ (0.00)

Weighted average shares outstanding:
Basic and diluted	2,740,000	2,500,000	2,664,920	2,500,000

IBHAS TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended December 31,	Nine Months Ended December 31,	Inception through December 31,
	2003	2002	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (69,025)	$ (2,170)	$ (73,220)
Changes in current assets and liabilities:
Accounts payable	9,021	(233)	10,788
NET CASH USED IN OPERATING ACTIVITIES	(60,004)	(2,403)	(62,432)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable - shareholder	12,371	-	12,371
Issuance of common stock	48,000	-	50,500
CASH FLOWS FROM FINANCING ACTIVITIES	60,371	-	62,871

NET CHANGE IN CASH	367	(2,403)	439
Cash, beginning of period	72	2,493	-
Cash, end of period	$ 439	$ 90	$ 439

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

Results of Operations

Our company posted losses of $69,025 for the nine months ending December 31, 2003, losses of $2,170 for the nine months ended December 31, 2002 and losses of $73,220 since inception to December 31, 2003. The principal component of the losses were for general and administrative expenses.

Operating expenses for the nine months ending December 31, 2003 were $69,025, compared to our operating expenses for the nine months ending December 31, 2002 of $2,170 and our losses from inception to December 31, 2003 which were $73,220.

Financial Condition, Liquidity and Capital Resources

At December 31, 2003, we had negative working capital of $22,720.

At December 31, 2003, our company's total assets were $439 which consisted of cash.

At December 31, 2003, our company's total liabilities were $23,159.

We have not had revenues from inception. We require proceeds from our current offering to satisfy our ongoing cash requirements. We do not expect to purchase or sell any significant equipment. We do not expect any significant changes in the number of our employees.

Our company has no long-term debt and does not regard long-term borrowing as a good, prospective source of financing.

Plan of Operation

Our primary objectives over the 12 months ending December 31, 2004, will be to raise additional financing in the amount of $250,000 so that we are able to complete the development of our software and website and commence marketing efforts in respect of our product.

Cash Requirements

Over the next twelve months we intend to use funds to continue to develop our software and, upon its completion, commence our marketing efforts, as follows:

Estimated Funding Required During the Next Twelve Months

General and Administrative	$6,500
Operations
Software Development & Website	$130,000
Marketing	$100,000
Working Capital	$13,500

Total	$250,000

As at December 31, 2003, we had a working capital deficiency of ($22,720). We anticipate that we will have to raise additional cash of a minimum of $150,000 to allow us to complete the development of our software and to continue our normal operations. We will also require an additional $100,000 to market our software upon its completion. We plan to raise the capital required to meet these immediate short-term needs, and additional capital required to meet the balance of our estimated funding requirements for the twelve months, primarily through the private placement of our securities, another public offering or possibly shareholder loans.

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

Research and Development

We anticipate expending significant monies on research and development in the next twelve months. In particular, we estimate that the development of our software and website will cost a total of $130,000. We have committed to pay $20,000 to NASCO for the commencement of development and we will require additional financing to complete development.

Purchase or Sale of Equipment

We do not anticipate that we will expend any significant amount on equipment for our present or future operations. We may purchase computer hardware or software for our ongoing operations.

Personnel

As of December 31, 2003, our president, Mohanad Shurrab, and our secretary, Abdellatif Anabtawi, are the only employees of our company. They handle all of the responsibilities in the area of corporate administration, business development and research. We have engaged NASCO as an independent contractor as of September 1, 2003 to commence the development of our software. If our computer software program is successful and we experience rapid growth, our current officers and directors will be required to hire new personnel to improve, implement and administer our operational, management, financial and accounting systems.

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

We were incorporated in March 2002. We have only just commenced the development of our Ibhas software product. We require additional financing to continue and complete its development. We have not yet earned any revenues. Accordingly, we have no operating history from which investors can evaluate our business. We have never been profitable or made any income whatsoever. Our net loss since inception is $73,220 as of December 31, 2003. Prior to completion of our Ibhas software, we anticipate that we will incur increased operating expenses without realizing any revenues from sales. We therefore expect to incur significant losses into the foreseeable future and recognize that if we are unable to generate significant revenues from sales of licenses for our Ibhas software, we will not be able to achieve profitability or continue operations.

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

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being December 31, 2003, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

Committees of the Board

Currently our company has the following committees:

  Audit Committee;
  Nominating and Corporate Governance Committee; and
  Compensation Committee.

Our Audit Committee is currently made up of Mohanad Shurrab and Abdellatif Anabtawi. The Audit Committee is governed by the Audit Committee Charter adopted by the board of directors on January 29, 2004.

Our Nominating and Corporate Governance Committee is currently made up of Mohanad Shurrab and Abdellatif Anabtawi. The Nominating and Corporate Governance Committee is governed by the Nominating and Corporate Governance Committee Charter adopted by the board of directors on January 29, 2004.

Our Compensation Committee is currently made up of Mohanad Shurrab and Abdellatif Anabtawi. The Compensation Committee is governed by the Compensation Committee Charter adopted by the board of directors on January 29, 2004.

Item 6.  Exhibits and Reports on Form 8-K.

Exhibits required by Item 601 of Regulation S-B

(3) Articles of Incorporation and By-laws

3.1 Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on June 18, 2002).

3.2 Bylaws (incorporated by reference from our Registration Statement on Form SB-2, filed on June 18, 2002).

(10) Material Contracts

10.1 Software Development Agreement with Networks Advanced Systems Co. dated September 1, 2003 (incorporated by reference from our Quarterly Report on Form 10-QSB, filed on November 18, 2003).

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

Date: February 20, 2004