Form 10KSB
period 2004-03-31
IBHAS TECHNOLOGIES INC
filed 2004-07-06
CIK 1174890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  March 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number  000-50329
IBHAS TECHNOLOGIES INC.
(Name of small business issuer in its charter)
Nevada	98-0370398
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3061 West 15th Avenue, Vancouver, British Columbia, Canada	V6K 3A5
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number  (604) 691-1754

Securities registered pursuant to Section 12(b) of the Act:
Title of each class Nil	Name of each exchange on which registered Nil

Securities registered pursuant to Section 12(g) of the Act:
Common Shares, par value $0.001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]     No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.  Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

There is no public trading market for our common shares in the United States or elsewhere.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [ ]     No [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

2,740,000 common shares issued and outstanding as of June 18, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one):   Yes [ ];   No [X].

PART I

Item 1. Description of Business.

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our company's or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", "Company" and "Ibhas" mean Ibhas Technologies, Inc., unless otherwise indicated.

Corporate History

We were incorporated in Nevada on March 20, 2002. Our business plan is to develop and market an Internet computer software program known as Ibhas through our www.ibhas.com Internet web site. The Ibhas computer software program will be designed to automate the process of submission of Internet web page information in multiple languages to major Internet search engines.

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

Our Current Business

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

Our software will translate a site, word by word, by comparing each word on the site to words listed in a database. When a word is matched the software will provide the translated word linked to it. The software will then automatically submit the translated words to the search engine. For example, an Arabic website owner who wants to use our proposed software would take the following steps. First, he would download our software onto his computer. Upon loading the software he would be prompted to provide the URL for his website. "URL" is an abbreviation for Uniform Resource Locator, which is the address of a website on the Internet. The software would then compare the words listed on the website to all of those words in the database of words. Each word would be matched so as to produce a word by word translation. These translated words are then automatically submitted (after being prompted to proceed as such) to a website, as is the normal case for submission of website information to a search engine. Our belief that we can develop our software to be capable of automatically submitting the URL to the search engine along with a translated list of content words is based on the knowledge and experience of our director, Mohanad Shurrab.

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

- a software product know as Submit-it marketed by Software Design;

- a software product known as Web Position Gold marketed by First Place Software;

- a software product known as Submission Wizard marketed by GRP Main Agencies.

We will compete with existing competitors both on the basis of price and brand recognition. Existing competitors who have already completed development of their software products may be able to market their competing products at lower prices than we are able to market the Ibhas software. In addition, existing competitors may have developed brand recognition with consumers, thereby making it more difficult for our product to gain consumer acceptance. the presence of these and other established competitors could adversely affect our ability to successfully implement our business plan and achieve sales of our software. If ware not successful in implementing our business plan, then our business will fail.

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

Product Research and Development

We anticipate expending significant monies on research and development in the next twelve months. In particular, we estimate that the development of our software will cost $20,000.

Employees

Currently there are no full time or part-time employees of our company (other than our directors and officers who, at present, have not signed employment or consulting agreements with us). We do not expect any material changes in the number of employees over the next 12 month period (although we may enter into employment or consulting agreements with our officers or directors). We have engaged NASCO as an independent contractor as of September 1, 2003 to commence the development of our software. If our computer software program is successful and we experience rapid growth, our current officers and directors will be required to hire new personnel to improve, implement and administer our operational, management, financial and accounting systems.

Purchase or Sale of Equipment

We do not intend to purchase any significant equipment over the twelve months.

RISK FACTORS

Much of the information included in this current report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

Our common shares are considered speculative during the development of our new business operations. Prospective investors should consider carefully the risk factors set out below.

Because we have only just commenced our business operations, we face a high risk of business failure and we expect to incur operating losses for the foreseeable future.

We were incorporated in March 2002. We have only just commenced the development of our Ibhas software product. We require additional financing to continue and complete its development. We have not yet earned any revenues. Accordingly, we have no operating history from which investors can evaluate our business. We have never been profitable or made any income whatsoever. Our net loss since inception is $76,263 as of March 31, 2004. Prior to completion of our Ibhas software, we anticipate that we will incur increased operating expenses without realizing any revenues from sales. We therefore expect to incur significant losses into the foreseeable future and recognize that if we are unable to generate significant revenues from sales of licenses for our Ibhas software, we will not be able to achieve profitability or continue operations.

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

We need financing to complete the development of the Ibhas software and to implement our proposed business plan. If we do not raise at least $50,000 we may not be able to complete the development of our proposed software and we may cease operations. We may incur unexpected costs, delays or difficulties in developing our software which may result in us requiring more than a minimum or $50,000 and which may result in our failure to implement our proposed operations.

We need financing to commence the development of the Ibhas software and to implement our proposed business plan. If we are unable to raise at least $50,000 we may not be able to pay for completion of the development of our proposed software. We may encounter unexpected costs, delays or difficulties in the development of the Ibhas software which may result in us requiring more than $50,000 and which may cause our business plan and proposed operations to fail. In particular, we may:

- incur unexpected costs in completing the development of the Ibhas software or encounter unexpected technical or other difficulties, which may result in us requiring more than a minimum of $50,000 and/or cause our proposed operations to fail;

- incur delays and additional expenses as a result of technology failure, which may result in us requiring more than a minimum of $50,000 and/or cause our business plan and proposed operations to fail;

- be unable to create a substantial market for our software products which may cause our proposed business plan and proposed operations to fail; or

- incur significant and unanticipated expenses, which may result in us requiring more than a minimum of $50,000 and/or cause our proposed business plan and operations to fail.

The occurrence of any of the aforementioned events could result in us requiring more than a minimum of $50,000 and/or adversely affect our ability to complete the development of our software. We will require at least $10,000 of these funds to market our software once it is developed. We will depend exclusively on outside capital to pay for the development and marketing of the Ibhas software. Such outside capital may include borrowing. Capital may not be available to meet these continuing development costs or, if the capital is available, it may be on terms acceptable to us. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining loans, assuming those loans would be available, will increase our liabilities and future cash commitments. If we were unable to obtain financing in the amounts required our proposed business will fail and you will lose your entire investment.

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

A total of 2,500,000 shares of stock were issued to our two officers and directors. They paid an average price of $0.001 per share. Subject to the restrictions of Securities Act of 1933, and in particular Rule 144, they are able to sell portions of their stock after the hold period expired on March 29, 2003. If they do sell their stock into the market, the sales may cause the market price of the stock to drop.

Item 2. Description of Property.

From our inception to June, 2004, our principal offices were located at #200-1311 Howe Street, Vancouver, British Columbia V6Z 2P3. We leased that office space from Viva Tower on a month to month basis and our monthly rental was $200 Canadian dollars plus tax. As of June 2004, we moved our principal offices to 3061 West 15th Avenue, Vancouver, British Columbia, V6K 3A5. Our office is provided to us on a rent-free basis by Ben West, one of our directors. During the fiscal year ending March 31, 2003, we paid $200 Canadian plus tax for rent for ten months.

Item 3. Legal Proceedings.

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder are an adverse party or has a material interest adverse to us.

Item 4. Submissions of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended March 31, 2004.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

There is no public trading market for our common shares in the United States or elsewhere.

Our common shares are issued in registered form. The Nevada Agency and Trust Company, 880-50 West Liberty Street, Reno, Nevada, 89501(Telephone: 775.322.0626; Facsimile: 775.322.5623) is the registrar and transfer agent for our common shares.

On June 18, 2004 the shareholders' list of our common shares showed 48 registered shareholders and 2,740,000 shares outstanding. We have researched indirect holdings registered to the various depository institutions and stock brokerage firms, and estimate that there no additional beneficial shareholders beyond the 48 registered shareholders as of June 18, 2004.

There are no outstanding options or warrants to purchase, or securities convertible into, our common shares. All of our issued and outstanding shares can be sold pursuant to Rule 144 of the Securities Act of 1933.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Recent Sales of Unregistered Securities

We did not issue any shares that were not registered under the Securities Act of 1933 during the year ended March 31, 2004.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Overview

You should read the following discussion of our financial condition and results of operations together with the consolidated audited financial statements and the notes to consolidated audited financial statements included elsewhere in this filing prepared in accordance with accounting principles generally accepted in the United States. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements.

Plan of Operations

Results of Operations.

We posted losses of $72,068 for the year ending March 31, 2004, losses of $2,188 for the year ended March 31, 2003, and losses of $76,263 since inception to March 31, 2004. The principal component of the loss was for general and administrative expenses.

Operating expenses for the year ending March 31, 2004 were $72,068 compared to the year ending March 31, 2003 that were $2,188.

Financial Condition, Liquidity and Capital Resources

Since inception on March 20, 2002, we have been engaged as a start-up software development company. Our principal capital resources have been acquired through the issuance of common stock.

At March 31, 2004, we had a deficit of working capital of $25,763 compared to working capital of $1,695 at March 31, 2003

At March 31, 2004, our total assets of $982 consists of only cash. This compares with our assets at March 31, 2003 of $72 which consisted of cash.

At March 31, 2004, our total liabilities were $26,745, compared to our liabilities of $1,767 as at March 31, 2003.

We have had no revenues from inception. There is currently insufficient capital to develop our software development business. We are currently trying to obtain additional financing in the form of a private placement or shareholder loans to obtain the capital necessary to survive and implement our business plan. However, to date we have been unsuccessful obtaining such financing and we may be unable to fully implement our business plan as a result of this. Our directors will be conducting an in-depth analysis of our business plan and related future opportunities. To better protect stockholder interests and provide future appreciation, we may concurrently pursue other opportunities or initiatives as an extension to our existing business.

The continuation of our business is dependent upon obtaining further financing, a successful program of acquisition and development, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations. As noted herein, we are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

We have no long-term debt and do not regard long-term borrowing as a good, prospective source of financing.

Cash Requirements

Over the next twelve months we require financing in the amount of at least $50,000 to initiate the development of our software and for marketing efforts, as follows:

Estimated Funding Required During the Next Twelve Months

General and Administrative	$20,000

Operations
Software development and marketing costs	$20,000

Working Capital	$10,000

Total	$50,000

As at March 31, 2004, we had a working capital deficiency of $25,763. We anticipate that we will have to raise additional cash of a minimum of $50,000 no later than March 31, 2004, to allow us to commence the development of our software and to provide us with approximately $10,000 in working capital to continue our normal operations. We plan to raise the capital required to meet these immediate short-term needs, and additional capital required to meet the balance of our estimated funding requirements for the twelve months, primarily through the private placement of our securities. However, to date we have been unsuccessful obtaining any such financing and we may be unable to fully implement our business plan as a result of this. Our directors are continuing to conduct an in-depth analysis of our business plan and related future opportunities for software development companies. To better protect stockholder interests and provide future appreciation, we may concurrently pursue other opportunities or initiatives as an extension to our existing business.

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

Product Research and Development

We do not anticipate that we will expend any significant funds on research and development over the twelve months ending March 31, 2005.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending March 31, 2005.

Employees

Currently there are no full time or part-time employees of our company (other than our directors and officers who, at present, have not signed employment or consulting agreements with us). We do not expect any material changes in the number of employees over the next 12 month period (although we may enter into employment or consulting agreements with our officers or directors).

Going Concern

Due to our being a development stage company and not having generated revenues, in the consolidated financial statements for the year ended March 31, 2004, we included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Recently Issued Accounting Standards

In June 2002, FASB finalized FAS 146, Accounting for Costs Associated with Exit or Disposal Activities. FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between this Statement and Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion reached by the Board in this Statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. The adoption of this statement is not expected to have a material impact on the Company's financial position and results of operations. FAS 146 is effective for exit and disposal activities initiated after December 31, 2002.

In December 2002, the Financial Accounting Standards Board Issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123", ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock-based compensation and the related pro-forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees and Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Recession of FASB Interpretation No. 34" ("FIN No. 45"). FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN No. 45 does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. It also incorporates, without change, the guidance in FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others," which is being superseded. The disclosure provisions of FIN No. 45 are effective for financial statements of interim or annual periods that end after December 15, 2003 and the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2003 irrespective of a guarantor's year-end. We do not expect the adoption of FIN No. 45 to have a material impact on our results of operations or financial position

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after March 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 except for mandatory redeemable financial instruments of nonpublic entities. We do not expect that the adoption of this standard will have a material effect on our financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either 9a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure variable interest entity were established. As of March 31, 2004, we do not expect that the adoption of this standard will have a material effect on our financial position or results of operations.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

We have historically incurred losses, and through March 31, 2004 have incurred losses of $76,263 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations.

We intend to raise additional working capital through private placements, public offerings and/or bank financing. As of June 18, 2004, we were in discussions with several investors, however no definitive agreements have been reached.

There are no assurances that we will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us. If adequate working capital is not available we may not increase our operations.

These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Item 7. Financial Statements.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following consolidated financial statements are filed as part of this annual report:

Independent Auditor's Report, dated June 14, 2004.

Consolidated Balance Sheets as at March 31, 2004 and 2003

Consolidated Statements of Operations for the year ended March 31, 2004, March 31, 2003 and for the period from March 20, 2002 (incorporation) to March 31, 2004

Consolidated Statements of Changes in Stockholders' Equity for the year ended March 31, 2004, March 31, 2003 and for the period from March 20, 2002 (incorporation) to March 31, 2004

Consolidated Statements of Cash Flows for the year ended March 31, 2004, March 31, 2003 and for the period from March 20, 2002 (incorporation) to March 31, 2004

Notes to the Consolidated Financial Statements

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Ibhas Technologies, Inc.
(A Development Stage Company)
Vancouver BC, Canada

We have audited the accompanying balance sheet of Ibhas Technologies, Inc. as of March 31, 2004, and the related statements of operations, stockholders' deficit, and cash flows for each of the two years then ended and for the period from March 20, 2002 (Inception) through March 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ibhas Technologies, Inc. as of March 31, 2004, and the results of its operations and its cash flows for each of the two years then ended and for the period from March 20, 2002 (Inception) through March 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

Malone & Bailey, PLLC
Houston, Texas
www.malone-bailey.com

June 14, 2004

IBHAS TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

March 31, 2004
ASSETS

Current assets
Cash	$ 982
Total current assets	$ 982

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$ 12,375
Note payable - shareholder	14,370
Total current liabilities	26,745

STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 25,000,000 shares authorized, 2,740,000 shares issued and outstanding	2,740
Additional paid in capital	47,760
Deficit accumulated during the development stage	(76,263)
Total Stockholders' Deficit	(25,763)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 982

See accompanying summary of accounting policies
and notes to financial statements.

IBHAS TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Year Ended March 31, 2004 and 2003
and Period from March 20, 2002 (Inception) through March 31, 2004
	Year Ended March 31, 2004	Year Ended March 31, 2003	Inception through March 31, 2004

General and administrative	$ 72,068	$ 2,188	$ 76,263

Net loss	$ 72,068	$ 2,188	$ 76,263

Net loss per share:
Basic and diluted	$ (0.03)	$ (0.00)

Weighted average shares outstanding:
Basic and diluted	2,683,587	2,500,000

See accompanying summary of accounting policies
and notes to financial statements.

IBHAS TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
Period from March 20, 2002 (Inception) through March 31, 2004

	Common stock		Additional Paid In Capital	Deficit accumulated during the development stage	Total
	Shares	Amount
Issuance of common stock for cash	2,500,000	$ 2,500	$-	$-	$2,500
Net loss	-	-	-	(2,007)	(2,007)
Balance, March 31, 2002	2,500,000	2,500	-	(2,007)	493
Net loss	-	-	-	(2,188)	(2,188)
Balance, March 31, 2003	2,500,000	2,500	-	(4,195)	(1,695)
Issuance of common stock for cash	240,000	240	47,760	-	48,000
Net loss	-	-	-	(72,068)	(72,068)
Balance, March 31, 2004	2,740,000	$ 2,740	$47,760	$(76,263)	$(25,763)

See accompanying summary of accounting policies
and notes to financial statements.

IBHAS TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Year Ended March 31, 2004 and 2003
and Period from March 20, 2002 (Inception) through March 31, 2004

	Year Ended March 31, 2004	Year Ended March 31, 2003	Inception through March 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(72,068)	$(2,188)	$(76,263)
Changes in current assets and liabilities:
Accounts payable	10,608	(233)	12,375
NET CASH USED IN OPERATING ACTIVITIES	(61,460)	(2,421)	(63,888)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable - shareholder	14,370	-	14,370
Issuance of common stock for cash	48,000	-	50,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	62,370	-	64,870

NET CHANGE IN CASH	910	(2,421)	982
Cash, beginning of period	72	2,493	-
Cash, end of period	$982	$72	$982

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

Income Taxes

The asset and liability approach is used to account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Ibhas record a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.

Basic Loss Per Share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.

NOTE 2 - INCOME TAXES

For the year ended March 31, 2004 and 2003, Ibhas has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $76,000 at March 31, 2004, and will expire in the years 2021 through 2024.

Deferred income taxes consist of the following at March 31:

2004
Long-term:
Deferred tax assets	$ 26,000
Valuation allowance	(26,000)
$-

NOTE 3 - COMMON STOCK

At inception, Ibhas issued 2,500,000 shares of stock to its two founding shareholders for $2,500 cash. Ibhas' SB-2 registration statement was declared effective in April 2003.

In June and July 2003, Ibhas sold 240,000 shares of common stock to individuals for $.20 per share or $48,000.

NOTE 4 - COMMITMENTS

The Company began leasing office space for $200 per month in June 2003. The company currently has a month to month agreement.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 8A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being March 31, 2004, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and our company's chief financial officer. Based upon that evaluation, our company's president and our company's chief financial officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There has been no significant changes in our company's internal controls or in other factors, which could significantly affect internal control subsequent to the date we carried out our evaluation.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our president and secretary as appropriate, to allow timely decisions regarding required disclosure.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

As at June 18, 2004, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Mohanad Shurrab	Director	29	March 20, 2002
Abdellatif Anabtawi	Director	29	March 20, 2002
Benjamin West	Director, CEO, President, Secretary and Treasurer	30	June 8, 2004

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Mohanad Shurrab

Mr. Shurrab became a director on March 20, 2002.

Mr. Shurrab holds Bachelor of Engineering and Masters of Engineering degrees in Electronics and Computer Science from Sussex University in the United Kingdom. From 1998 to the present Mr. Shurrab has acted as a software engineer for various companies including Human Resources Canada, Nortel Networks, Infotouch Technologies Corporation and, most recently, Xwave, a private company developing Aircraft Tactical Mission Trainer Simulator, ground based and airborne stations.

Abdellatif Anabtawi

Mr. Anabtawi became a director on March 20, 2002.

From November 2000 to the present Mr. Anabtawi has been a technical senior consultant in business development for PSD Group Plc. Prior to this from April 2000 to December 2001 Mr. Anabtawi was the founder and a director of Excellon Software Ltd., a private software consulting company.

Mr. Anabtawi obtained a Bachelor of Engineering (Honours) from University of Brighton in the United Kingdom and subsequently obtained a Master of Science in Digital Electronics and Parallel Processing Systems from the University of Sussex in the United Kingdom.

Benjamin West

Mr. West became a director and our CEO, President, Secretary and Treasurer on June 8, 2004.

Mr. West has been the Chief Information Officer with Covenant Corporation since September, 2002. Prior to this he was with StockHouse Media Corporation, as the Chief Information Officer and IT Manager from March 1997. Mr. West holds a Bachelor of Arts, Honours Degree from Queen's University in Media Studies.

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

Family Relationships

There are no family relationships between any of our directors or executive officers.

Involvement in Certain Legal Proceedings

Other than as discussed below, none of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4. being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee Financial Expert

Our Board of Directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, and is "independent" as the term is used in Tem 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended March 31, 2004, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics

Effective January 29, 2004, our company's board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our Board of Directors, our company's officers including our president (being our principal executive officer) and our company's chief financial officer (being our principal financial and accounting officer), contractors, consultants and advisors. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

(1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

(2) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

(3) compliance with applicable governmental laws, rules and regulations;

(4) the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

(5) accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's personnel shall be accorded full access to our president and secretary with respect to any matter which may arise relating to the Code of Business Conduct and Ethics. Further, all of our company's personnel are to be accorded full access to our company's board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our Company officers.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company's president or secretary. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the president or secretary, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics is filed herewith with the Securities and Exchange Commission as Exhibit 14.1 to this annual report. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Ibhas Technologies, Inc., Suite 200, 1311 Howe Street, Vancouver, British Columbia, V6Z 2P3

Item 10. Executive Compensation.

Other than as set out below, there has not been any compensation awarded to, earned by, or paid to our directors and executive officers for the last three completed financial years.

Employment/Consulting Agreements

There are no written employment or consulting agreements between the company and any of our directors and executive officers.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers may receive stock options at the discretion of our board of directors. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Stock Option Plan

Currently, there are no stock option plans in favour of any officers, directors, consultants or employees of our company.

Stock Options/SAR Grants

There were no grants of stock options or stock appreciation rights to any officers, directors, consultants or employees of our company during the fiscal year ended March 31, 2004.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Values

There were no stock options outstanding as at March 31, 2004.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended March 31, 2004.

We have no present formal plan for compensating our directors for their service in their capacity as directors, although in the future, such directors are expected to receive compensation and options to purchase shares of common stock as awarded by our board of directors or (as to future options) a compensation committee which may be established in the future. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. Other than indicated in this annual report, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments.

Report on Executive Compensation

Our compensation program for our executive officers is administered and reviewed by our board of directors. Historically, executive compensation consists of a combination of base salary and bonuses. Individual compensation levels are designed to reflect individual responsibilities, performance and experience, as well as the performance of our company. The determination of discretionary bonuses is based on various factors, including implementation of our business plan, acquisition of assets, development of corporate opportunities and completion of financing.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as at June 18, 2004, certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent (5%) of our common stock, and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)
Mohanad Shurrab 2195 Chairlift Road West Vancouver, BC V7S 2T4 Canada	1,250,000 common shares	45.62%
Abdellatif Anabtawi 8-47 Tisbury Road Hove, United Kingdom BN3 3BL	1,250,000 common shares	45.62%
Benjamin West 3061 West 15th Avenue Vancouver, BC V6K 3A5 Canada	Nil	N/A
Directors and Executive Officers as a Group (3 people)	2,500,000 common shares	91.24%

(1) Based on 2,740,000 shares of common stock issued and outstanding as of June 18, 2004. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person

Future Changes in Control

We are unaware of any contract or other arrangement, the operation of which may, at a subsequent date, result in a change in control of our company.

Equity Compensation Plan Information

During the year ended March 31, 2004 we did not have any equity compensation plans in place.
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	N/A	N/A	N/A

Item 12. Certain Relationships and Related Transactions.

Other than as described under the heading "Executive Compensation", or as set forth below, there are no material transactions with any of our directors, officers or control person that have occurred during the last fiscal year.

None of our directors, executive officers, future directors, 5% shareholders, or any members of the immediate families of the foregoing persons have been indebted to us during the last fiscal year or the current fiscal year in an amount exceeding $60,000.

Item 13. Exhibits and Reports on Form 8-K.

Exhibits

Exhibit Number and Exhibit Title

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

(14) Code of Ethics

14.1 Code of Business Conduct and Ethics

(31) Section 302 Certifications

31.1 Section 302 Certification.

(32) Section 906 Certifications

32.1 Section 906 Certification.

Reports on Form 8-K

None

Item 14. Principal Accountants Fees and Services

Audit Fees

The aggregate fees billed by Malone & Bailey, PLLC for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal years ended March 31, 2004 and 2003 and for the review of quarterly financial statements included in our Quarterly Reports on Form 10-QSB for the quarters ending June 30, 2003, September 30, 2003 and December 31, 2003 were $9,700.

Audit Related Fees

For the fiscal years ended March 31, 2004 and 2003, the aggregate fees billed for assurance and related services by Malone & Bailey, PLLC relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $nil.

Tax Fees

For the fiscal years ended March 31, 2004 and 2003, the aggregate fees billed by Malone & Bailey, PLLC for other non-audit professional services, other than those services listed above, totalled $nil.

We do not use Malone & Bailey, PLLC for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Malone & Bailey, PLLC to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Malone & Bailey, PLLC is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

  approved by our audit committee (which consists of Mohanad Shurrab and Abdellatif Anabtawi); or

  entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

The audit committee pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules, and therefore, the audit committee does not have records of what percentage of the above fees were pre-approved. However, all of the above services and fees were reviewed and approved by the audit committee either before or after the respective services were rendered.

The audit committee has considered the nature and amount of fees billed by Malone & Bailey, PLLC and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Malone & Bailey PLLC's independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IBHAS TECHNOLOGIES INC.

By: /s/ Benjamin West
Benjamin West, CEO, President, Secretary and Treasurer
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)

Date: June 30, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date

/s/ Benjamin West Benjamin West	CEO, President, Secretary, Treasurer and Director	June 30, 2004

/s/ Mohanad Shurrab Mohanad Shurrab	Director	June 30, 2004

/s/ Abdellatif Anabtawi Abdellatif Anabtawi	Secretary and Director	June 30, 2004