Form 10QSB
period 2004-06-30
IBHAS TECHNOLOGIES INC
filed 2004-08-23
CIK 1174890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  2,740,000 common shares issued and outstanding as of August 1, 2004

Transitional Small Business Disclosure Format (Check one):     Yes [ ]     No [X]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

IBHAS TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

June 30, 2004
ASSETS

Current assets
Cash	$ 2,595
Total current assets	$ 2,595

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$ 10,886
Note payable - shareholder	18,571
Total current liabilities	29,457

STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 25,000,000 shares authorized, 2,740,000 shares issued and outstanding	2,740
Additional paid in capital	47,760
Deficit accumulated during the development stage	(77,362)
Total Stockholders' Deficit	(26,862)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 2,595

IBHAS TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Three Months Ended June 30, 2004 and 2003
and Period from March 20, 2002 (Inception) through June 30, 2004
	Three Months Ended June 30,		Inception through June 30,
	2004	2003	2004

General and administrative	$ 1,098	$ 34,765	$ 77,362
	___________	___________	___________
Net loss	$ 1,098	$ 34,765	$ 77,362

Net loss per share:
Basic and diluted	$ (0.00)	$ (0.01)

Weighted average shares outstanding:
Basic and diluted	2,740,000	2,533,857

IBHAS TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Three Months Ended June 30, 2004 and 2003
and Period from March 20, 2002 (Inception) through June 30, 2004

	Three Months Ended June 30,		Inception through June 30,
	2004	2003	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (1,098)	$ (34,765)	$ (77,362)
Changes in current assets and liabilities:
Accounts payable	(1,489)	34,103	10,886
NET CASH USED IN OPERATING ACTIVITIES	(2,587)	(662)	(66,476)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable - shareholder	4,200	-	18,571
Issuance of common stock for cash	-	36,200	50,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,200	36,200	69,071

NET CHANGE IN CASH	1,613	35,538	2,595
Cash, beginning of period	982	72	-
Cash, end of period	$ 2,595	$ 35,610	$ 2,595

IBHAS TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Ibhas Technologies, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2004 as reported in Form 10-KSB, have been omitted.

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

Results of Operations

Our company posted losses of $1,098 for the three months ending June 30, 2004, losses of $34,765 for the three months ended June 30, 2004 and losses of $77,362 since inception to June 30, 2004. The principal component of the losses were for general and administrative expenses.

Operating expenses for the three months ending June 30, 2004 were $1,098, compared to our operating expenses for the three months ending June 30, 2003 of $34,765 and our losses from inception to June 30, 2004 which were $77,362.

Financial Condition, Liquidity and Capital Resources

At June 30, 2004, we had a working capital deficit of $26,862.

At June 30, 2004, our company's total assets were $2,595 which consisted of cash.

At June 30, 2004, our company's total liabilities were $29,457.

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

As at June 30, 2004, we had a working capital deficiency of $26,862. We anticipate that we will have to raise additional cash of a minimum of $50,000 no later than December 31, 2004, to allow us to commence the development of our software and to provide us with approximately $10,000 in working capital to continue our normal operations. We plan to raise the capital required to meet these immediate short-term needs, and additional capital required to meet the balance of our estimated funding requirements for the twelve months, primarily through the private placement of our securities. However, to date we have been unsuccessful obtaining any such financing and we may be unable to fully implement our business plan as a result of this. Our directors are continuing to conduct an in-depth analysis of our business plan and related future opportunities for software development companies. To better protect stockholder interests and provide future appreciation, we may concurrently pursue other opportunities or initiatives as an extension to our existing business.

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

Product Research and Development

We do not anticipate that we will expend any significant funds on research and development over the twelve months ending June 30, 2005.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending June 30, 2005.

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

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either 9a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure variable interest entity were established. As of June 30, 2004, we do not expect that the adoption of this standard will have a material effect on our financial position or results of operations.

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

We have historically incurred losses, and through June 30, 2004 have incurred losses of $77,362 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations.

We intend to raise additional working capital through private placements, public offerings and/or bank financing. As of August 1, 2004, we were in discussions with several investors, however no definitive agreements have been reached.

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

We were incorporated in March 2002. We have only just commenced the development of our Ibhas software product. We require additional financing to continue and complete its development. We have not yet earned any revenues. Accordingly, we have no operating history from which investors can evaluate our business. We have never been profitable or made any income whatsoever. Our net loss since inception is $77,362 as of June 30, 2004. Prior to completion of our Ibhas software, we anticipate that we will incur increased operating expenses without realizing any revenues from sales. We therefore expect to incur significant losses into the foreseeable future and recognize that if we are unable to generate significant revenues from sales of licenses for our Ibhas software, we will not be able to achieve profitability or continue operations.

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

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being June 30, 2004, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

(14) Code of Ethics

14.1 Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB, filed on July 6, 2004)

(31) Section 302 Certifications

31.1 Section 302 Certification.

(32) Section 906 Certifications

32.1 Section 906 Certification.

Reports on Form 8-K

On June 16, 2004 we filed a Form 8-K reporting the resignation of Mohanad Shurrab as our CEO, President and Treasurer, the resignation of Abdellatif Anabtawi as our Secretary and the appointment of Ben West as a director, the President, Secretary and Treasurer.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IBHAS TECHNOLOGIES INC.

By:

/s/ Ben West
Ben West, President, Chief Executive
Officer, Treasurer, Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial Officer)

Date: August 23, 2004