Form 10QSB
period 2004-09-30
IBHAS TECHNOLOGIES INC
filed 2004-11-15
CIK 1174890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  2,740,000 common shares issued and outstanding as of November 1, 2004

Transitional Small Business Disclosure Format (Check one):     Yes [ ]     No [X]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

IBHAS TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
September 30, 2004
(unaudited)

ASSETS

Current assets
Cash	$ 2,360

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$ 10,204
Note payable - shareholder	21,070
Total current liabilities	31,274

STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 25,000,000 shares Authorized , 2,740,000 shares issued and outstanding	2,740
Additional paid in capital	47,760
Deficit accumulated during the development stage	(79,414)
Total Stockholders' Deficit	(28,914)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 2,360

IBHAS TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,		Inception through September 30,
	2004	2003	2004	2003	2004

General and administrative	$ 2,053	$ 15,202	$ 3,151	$ 49,967	$ 79,414
	_________	_________	_________	_________	_________
Net loss	$ 2,053	$ 15,202	$ 3,151	$ 49,967	$ 79,414

Net loss per share:
Basic and diluted	$ (0.00)	$ (0.01)	$ (0.00)	$ (0.02)

Weighted average shares outstanding:
Basic and diluted	2,740,000	2,590,995	2,740,000	2,607,831

IBHAS TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended September 30,	Six Months Ended September 30,	Inception through September 30,
	2004	2003	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (3,151)	$ (49,967)	$ (79,414)
Changes in current assets and liabilities:
Accounts payable	(2,172)	6,303	10,203
NET CASH USED IN OPERATING ACTIVITIES	(5,323)	(43,664)	(69,211)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds form notes payable-shareholder	6,701	2,371	21,071
Issuance of common stock	-	48,000	50,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	6,701	50,371	71,571

NET CHANGE IN CASH	1,378	6,707	2,360
Cash, beginning of period	982	72	-
Cash, end of period	$ 2,360	$ 6,779	$ 2,360

IBHAS TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Ibhas Technologies, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal 2004 as reported in Form 10-KSB, have been omitted.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Results of Operations

Three months ended September 30, 2004 and 2003

Our company posted losses of $2,053 for the three months ending September 30, 2004 and losses of $15,202 for the three months ended September 30, 2003. The principal component of the losses were for general and administrative expenses.

Operating expenses for the three months ending September 30, 2004 were $2,053, compared to our operating expenses for the three months ending September 30, 2003 of $15,202.

Six months ended September 30, 2004 and 2003

Our company posted losses of $3,151 for the six months ending September 30, 2004, losses of $49,967 for the six months ended September 30, 2003 and losses of $79,414 since inception to September 30, 2004. The principal component of the losses were for general and administrative expenses.

Operating expenses for the six months ending September 30, 2004 were $3,151, compared to our operating expenses for the six months ending September 30, 2003 of $49,967 and our losses from inception to September 30, 2004 which were $79,414.

Financial Condition, Liquidity and Capital Resources

At September 30, 2004, we had a working capital deficit of $28,914.

At September 30, 2004, our company's total assets were $2,360 which consisted of cash.

At September 30, 2004, our company's total liabilities were $31,274.

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

As at September 30, 2004, we had a working capital deficiency of $28,914. We anticipate that we will have to raise additional cash of a minimum of $50,000 no later than December 31, 2004, to allow us to commence the development of our software and to provide us with approximately $10,000 in working capital to continue our normal operations. We plan to raise the capital required to meet these immediate short-term needs, and additional capital required to meet the balance of our estimated funding requirements for the twelve months, primarily through the private placement of our securities. However, to date we have been unsuccessful obtaining any such financing and we may be unable to fully implement our business plan as a result of this. Our directors are continuing to conduct an in-depth analysis of our business plan and related future opportunities for software development companies. To better protect stockholder interests and provide future appreciation, we may concurrently pursue other opportunities or initiatives as an extension to our existing business.

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

Product Research and Development

We do not anticipate that we will expend any significant funds on research and development over the twelve months ending September 30, 2005.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending September 30, 2005.

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

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either 9a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure variable interest entity were established. As of September 30, 2004, we do not expect that the adoption of this standard will have a material effect on our financial position or results of operations.

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

We have historically incurred losses, and through September 30, 2004 have incurred losses of $79,414 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations.

We intend to raise additional working capital through private placements, public offerings and/or bank financing. As of November 1, 2004, we were in discussions with several investors, however no definitive agreements have been reached.

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

We were incorporated in March 2002. We have only just commenced the development of our Ibhas software product. We require additional financing to continue and complete its development. We have not yet earned any revenues. Accordingly, we have no operating history from which investors can evaluate our business. We have never been profitable or made any income whatsoever. Our net loss since inception is $79,414 as of September 30, 2004. Prior to completion of our Ibhas software, we anticipate that we will incur increased operating expenses without realizing any revenues from sales. We therefore expect to incur significant losses into the foreseeable future and recognize that if we are unable to generate significant revenues from sales of licenses for our Ibhas software, we will not be able to achieve profitability or continue operations.

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

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being September 30, 2004, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

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

Item 6.  Exhibits.

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

.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IBHAS TECHNOLOGIES INC.

By:

/s/ Ben West
Ben West, President, Chief Executive
Officer, Treasurer, Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial Officer)

Date: November 15, 2004