Form 10QSB
period 2004-12-31
IBHAS TECHNOLOGIES INC
filed 2005-02-22
CIK 1174890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  December 31, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  2,740,000 common shares issued and outstanding as of February 1, 2005

Transitional Small Business Disclosure Format (Check one):     Yes [ ]     No [X]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

IBHAS TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
December 31, 2004
(unaudited)

ASSETS

Current assets
Cash	$ 1,721

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$ 10,985
Accrued interest	1,524
Note payable - shareholder	21,070
Total current liabilities	33,579

STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 25,000,000 shares authorized , 2,740,000 shares issued and outstanding	2,740
Additional paid in capital	47,760
Deficit accumulated during the development stage	(82,358)
Total Stockholders' Deficit	(31,858)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 1,721

IBHAS TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Three and Nine Months Ended December 31, 2004 and 2003
and Period from March 20, 2002 (Inception) through December 31, 2004
(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,		Inception through December 31,
	2004	2003	2004	2003	2004
Expenses
General and administrative	$ 2,944	$ 4,058	$ 6,095	$ 49,025	$ 62,358
Research and development	-	15,000	-	20,000	20,000

Net loss	$ (2,944)	$ (19,058)	$ (6,095)	$ (69,025)	$ (82,358)

Net loss per share:
Basic and diluted	$ (0.00)	$ (0.01)	$ (0.00)	$ (0.03)

Weighted average shares outstanding:
Basic and diluted	2,740,000	2,740,000	2,740,000	2,664,920

IBHAS TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Nine Months Ended December 31, 2004 and 2003
and Period from March 20, 2002 (Inception) through December 31, 2004
(unaudited)
	Nine Months Ended December 31,	Nine Months Ended December 31,	Inception through December 31,
	2004	2003	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (6,095)	$ (69,025)	$ (82,358)
Changes in current assets and liabilities:
Accounts payable	(1,390)	9,021	10,985
Accrued interest	1,524	-	1,524
NET CASH USED IN OPERATING ACTIVITIES	(5,961)	(60,004)	(69,849)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable - shareholder	6,700	12,371	21,070
Issuance of common stock	-	48,000	50,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	6,700	60,371	71,570

NET CHANGE IN CASH	739	367	1,721
Cash, beginning of period	982	72	-
Cash, end of period	$ 1,721	$ 439	$ 1,721

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

We raised a total of $48,000 under our SB-2 registration statement which declared effective April 28, 2003. This amount was less than the $285,000 we believed necessary to complete the development and marketing of our proposed software. We are currently using funds raised in our offering to pay for the commencement of development of the Ibhas software. On September 1, 2003 we entered into a software development agreement with Networks Advanced Systems Co. ("NASCO") for commencement of the development of our software. We are paying NASCO $20,000 for the initial work on the development of our software. However, we will require additional funds to complete its development and we will require additional funds to market our software once it is developed. We estimate that we require additional financing in the amount of approximately $50,000. We have not determined how we will raise this necessary financing; however, we are considering debt financing, private placements of our securities and the possibility of another public offering. We have yet to earn any revenues. We have not started operations of our web site. Accordingly, our business operations are in the start-up phase.

We have no patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts. We do not have any plans to obtain any patents or trademarks in the near future.

Results of Operations

Three months ended December 31, 2004 and 2003

Our company posted losses of $2,944 for the three months ending December 31, 2004 and losses of $19,058 for the three months ended December 31, 2003. The principal component of the losses were for general and administrative expenses.

Operating expenses for the three months ending December 31, 2004 were $2,944, compared to our operating expenses for the three months ending December 31, 2003 of $19,058.

Nine months ended December 31, 2004 and 2003

Our company posted losses of $6,095 for the nine months ending December 31, 2004, losses of $69,025 for the nine months ended December 31, 2003 and losses of $82,358 since inception to December 31, 2004. The principal component of the losses were for general and administrative expenses.

Operating expenses for the nine months ending December 31, 2004 were $6,095, compared to our operating expenses for the nine months ending December 31, 2003 of $69,025 and our losses from inception to December 31, 2004 which were $82,358.

Financial Condition, Liquidity and Capital Resources

At December 31, 2004, we had a working capital deficit of $31,858.

At December 31, 2004, our company's total assets were $1,721 which consisted of cash.

At December 31, 2004, our company's total liabilities were $33,579.

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

As at December 31, 2004, we had a working capital deficiency of $31,858. We anticipate that we will have to raise additional cash of a minimum of $50,000 no later than May 31, 2005, to allow us to commence the development of our software and to provide us with approximately $10,000 in working capital to continue our normal operations. We plan to raise the capital required to meet these immediate short-term needs, and additional capital required to meet the balance of our estimated funding requirements for the twelve months, primarily through the private placement of our securities. However, to date we have been unsuccessful obtaining any such financing and we may be unable to fully implement our business plan as a result of this. Our directors are continuing to conduct an in-depth analysis of our business plan and related future opportunities for software development companies. To better protect stockholder interests and provide future appreciation, we may concurrently pursue other opportunities or initiatives as an extension to our existing business.

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

Product Research and Development

We do not anticipate that we will expend any significant funds on research and development over the twelve months ending December 31, 2005.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending December 31, 2005.

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

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either 9a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure variable interest entity were established. As of December 31, 2004, we do not expect that the adoption of this standard will have a material effect on our financial position or results of operations.

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

We have historically incurred losses, and through December 31, 2004 have incurred losses of $82,358 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations.

We intend to raise additional working capital through private placements, public offerings and/or bank financing. As of February 1, 2005, we were in discussions with several investors, however no definitive agreements have been reached.

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

We were incorporated in March 2002. We have only just commenced the development of our Ibhas software product. We require additional financing to continue and complete its development. We have not yet earned any revenues. Accordingly, we have no operating history from which investors can evaluate our business. We have never been profitable or made any income whatsoever. Our net loss since inception is $82,358 as of December 31, 2004. Prior to completion of our Ibhas software, we anticipate that we will incur increased operating expenses without realizing any revenues from sales. We therefore expect to incur significant losses into the foreseeable future and recognize that if we are unable to generate significant revenues from sales of licenses for our Ibhas software, we will not be able to achieve profitability or continue operations.

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

Messrs. West, Shurrab and Anabtawi own more than 50% of the outstanding shares of our company, so they are able to decide who are the directors and you may not be able to elect any directors.

Messrs. West, Shurrab and Anabtawi own more than 50% of the issued and outstanding shares of our company and because of this they are able to elect all of our directors and control our operations.

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

A total of 2,500,000 shares of stock were issued to our three officers and directors. They paid an average price of $0.001 per share. Subject to the restrictions of Securities Act of 1933, and in particular Rule 144, they are able to sell portions of their stock after the hold period expired on March 29, 2003. If they do sell their stock into the market, the sales may cause the market price of the stock to drop.

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being December 31, 2004, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Date: February 22, 2005