Form 10KSB
period 2005-03-31
IBHAS TECHNOLOGIES INC
filed 2005-06-21
CIK 1174890

STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  March 31, 2005

[	]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
		For the transition period from [	] to [	]

Commission file number  000-50329

IBHAS TECHNOLOGIES, INC.
(Name of small business issuer in its charter)

Nevada	98-0370398
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3061 West 15th Avenue, Vancouver, British Columbia, Canada	V6K 3A5
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number  604.733.0312

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

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

Yes ☒	No [	]

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

Although there is a public trading market for our common shares, our common shares have not been traded and as a result there have been no bid or asked prices.

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

2,740,000 common shares issued and outstanding as of June 13, 2005.

Transitional Small Business Disclosure Format (Check one):	Yes [	];	No ☒.

PART I

Item 1.	Description of Business.

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our company's or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, all dollar amounts are expressed in United States dollars and all references to “CDN$” refer to Canadian dollars. All references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our”, “company” and “Ibhas” mean Ibhas Technologies, Inc., unless otherwise indicated.

Corporate History

We were incorporated in Nevada on March 20, 2002. Our business plan is to develop and market an internet computer software program known as Ibhas through our internet website, www.ibhas.com. The Ibhas computer software program will be designed to automate the process of submission of internet web page information in multiple languages to major internet search engines.

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

Our Current Business

Our business plan is to develop and market an internet computer software program known as Ibhas through our internet website, www.ibhas.com. The Ibhas computer software program will be designed to automate the process of submission of internet web page information in multiple languages to major internet search engines. In particular, the software will allow an owner whose website is in a language other than English, for example, Arabic, to automatically submit its web page information to major internet search engines. This will allow internet users to enter in key terms, which are either in English or non-English, into a search engine and locate the website. The software will initially support the Arabic language. The process of submission is accomplished by the software automatically translating content on the non-English website and then submitting the translated content to the search engines, in the same manner as English content is currently submitted, so that the website can be located by internet users. Upon completion of the development process, we plan to market our Ibhas software to internet web page owners and designers who wish to maximize their visibility to internet users on major internet search engines. Our plan is to earn revenue from sales of Ibhas software licenses once development of this software is complete.

Our software will translate a website, word by word, by comparing each word on the website to words listed in a database. When a word is matched the software will provide the translated word linked to it. The software will then automatically submit the translated words to the search engine. For example, an Arabic website owner who wants to use our proposed software would take the following steps. First, he would download our software onto his computer. Upon loading the software he would be prompted to provide the Uniform Resource Locator or URL for his website. The URL is the address of an internet website. The software would then compare the words listed on the website against its database. Each word would be matched so as to produce a word-by-word translation. These translated words are then automatically submitted, after being prompted to proceed as such, to a website, as is the routine for submission of website information to a search engine. We believe we can develop software capability to automatically submit the URL to the search engine along with a translated list of content words based on the knowledge and experience of Mohanad Shurrab, one of our directors.

We raised a total of $48,000 under our SB-2 registration statement which declared effective April 28, 2003. This amount was less than the $285,000 we believed necessary to complete the development and marketing of our proposed software. We are currently using funds to initiate development of our Ibhas software. On September 1, 2003, we entered into a software development agreement with Networks Advanced Systems Co. to commence development of our software. We paid an initial $20,000 to NASCO, however, require additional funds to complete the development and marketing of our software. We estimate that we will require additional financing of approximately $50,000 through either debt financing, private placement or public offering of our securities. We have not realized any revenues to date. We have not commenced operations of our website as our business operations are in the early start-up phase.

We have no patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts. We do not have any plans to obtain any patents or trademarks in the near future.

Competition

We will compete with other software products developed by competitors such as:

(1)	Submit-it, marketed by Software Design;
(2)	Web Position Gold, marketed by First Place Software; and
(3)	Submission Wizard, marketed by GRP Main Agencies.

We will compete with existing competitors both on the basis of price and brand recognition. Our competitors may be able to offer the software we are planning to develop at prices that are below the prices we may offer. In addition, existing competitors may have developed brand recognition, making it more difficult for our product to gain consumer acceptance. Competitors with products already on the market could adversely affect our ability to successfully implement our business plan and achieve sales of our software.

We have limited financial, marketing, technical and other resources that are necessary to implement our business plan. Many of our current and potential competitors have significantly greater financial, marketing, technical and other resources. Our competitors may be able to devote greater resources to the development, promotion and sale of competing software and websites.

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

Product Research and Development

We anticipate expending significant monies on research and development in the next twelve months. In particular, we estimate that the development of our software will cost approximately $20,000.

Employees

Currently there are no full time or part-time employees of our company, other than our directors and officers who, at present, have not signed employment or consulting agreements with us. We do not expect any material changes in the number of employees over the next 12 months, although we may enter into employment or consulting agreements with our officers or directors. We have engaged NASCO as an independent contractor as of September 1, 2003, to commence the development of our software. If our computer software program is successful and we experience rapid growth, our current officers and directors will be required to hire new personnel to improve, implement and administer our operational, management, financial and accounting systems.

Purchase or Sale of Equipment

We do not intend to purchase any significant equipment over the next twelve months.

RISK FACTORS

Much of the information included in this current report includes or is based upon estimates, projections or other “forward looking statements”. Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other “forward looking statements” involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward looking statements”.

Our common shares are considered speculative during the development of our new business operations. Prospective investors should consider carefully the risk factors set out below.

Because we have only recently commenced our business operations, we face a high risk of business failure and we expect to incur operating losses for the foreseeable future.

We were incorporated in March 2002. We have only recently commenced the development of our Ibhas software product. We require additional financing to continue and complete its development. We have not realized any revenues to date. Accordingly, we have no operating history from which investors can evaluate our business. Our net loss since inception to March 31, 2005 is $89,645. Prior to completion of our Ibhas software, we anticipate that we will incur increased operating expenses without realizing any revenues from sales. We therefore expect to incur significant losses into the foreseeable future and recognize that if we are unable to generate significant revenues from sales of licenses for our Ibhas software, we will not be able to achieve profitability or continue operations.

We have only recently commenced the development of our Ibhas software. We have insufficient funds to complete the development of our software and we will require additional financing to do so. If we are unable to raise additional financing and sell our software if and when it is completed, we will not be able to generate revenues and you will lose your investment.

We have only recently commenced the development of our Ibhas software. We have insufficient funds to complete the development of our software and we require additional financing to do so. The success of our proposed business will depend on raising additional financing and the completion and acceptance of our software by the computer and technology industry. Achieving such acceptance will require significant marketing investment. Our software may not be accepted by the computer and technology industry at sufficient levels to support our operations and build our business. In order to develop our software into a commercial product, we will have to complete programming of the computer code required for our software. In addition, we will have to complete development of our website which we will use for marketing and servicing our software. Prior to commencing commercial sales, we will have to complete testing of both our software and our website to ensure that they are functioning properly and are capable of being marketed to the public. If we are unable to develop a final software product that is capable of commercial sale and market acceptance, we will not be able to earn any revenues. Our failure to earn revenues will cause our business to cease.

If major search engines change their search format, then our Ibhas software may not be able operate properly and our business may fail.

Our business plan is based on our ability to develop a computer software program that is able to access major search engines and directly submit web pages. Search engine submission is the process of a web site getting listed with search engines. Another term for this is “search engine registration.” In simplest terms, this involves an internet user to provide the search engine with certain information or criteria about the website so that the search engine is prompted of its existence and will then proceed to locate that website. However, if these major search engines restrict this access or change the manner in which they gather information on internet websites, then our Ibhas software product could be redundant or may not work properly, and we may not be able to produce a viable product. For example, search engines may in the future no longer allow websites to freely submit their information thereby allowing the site to be located. Instead search engines may charge expensive fees (some already charge fees now) for submission and/or be selective in what websites they will list.

We require financing to complete the development of our Ibhas software and to implement our proposed business plan. If we do not raise at least $50,000, we may not be able to complete the development of our proposed software and we may cease operations. We may incur unexpected costs, delays or difficulties in developing our software which may result in us requiring more than $50,000 and which may result in our failure to implement our proposed operations.

We require financing to complete the development of our Ibhas software and to implement our proposed business plan. If we are unable to raise at least $50,000 we may not be able to pay for completion of the development of our proposed software. We may encounter significant and unanticipated costs, delays or difficulties as a result of technology failure, or not be able to create a substantial market for our software products, all of which may result in us requiring more than $50,000 and which may cause our business plan and proposed operations to cease. We will require at least $10,000 of these funds to market our software once it is developed. We will depend exclusively on outside capital to pay for the development and marketing of our software. Such outside capital may include borrowing. Capital may not be available to meet these continuing development costs or, if the capital is available, it may not be on terms acceptable to us. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current shareholders. Obtaining loans, assuming that those loans would be available, will increase our liabilities and future cash commitments. If we are unable to obtain additional financing, our proposed business will cease and you will lose your entire investment.

Because our directors have foreign addresses, this may create potential difficulties relating to service of process in the event that you wish to serve them with legal documents.

None of our current directors and officers have resident addresses in the United States. They are resident in Canada and in the United Kingdom. Because our officers and directors have foreign addresses this may create potential difficulties relating to the service of legal or other documents on any of them in the event that you wish to serve them with legal documents. This is because the laws related to service of process may differ between Canada and the United States. Similar difficulties could not be encountered in serving our company, proper, since our registered address is located in the United States at 880 - 50 West Liberty Street, Reno, Nevada, 89501.

Because the Securities and Exchange Commission imposes additional sales practice requirements on brokers who deal in our securities which are penny stocks, some brokers may be unwilling to trade them. This means that you may have difficulty in reselling your shares and may cause the price of our common shares to decline.

Our common shares qualify as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934 which imposes additional sales practice requirements on broker/dealers who sell our securities in an offering or in the aftermarket. For sales of our securities, the broker/dealer must make a special suitability determination and receive from you a written agreement prior to making a sale to you. Because of the imposition of the foregoing additional sales practices, it is possible that brokers will not want to make a market in our common shares. This could prevent you from reselling your common shares and may cause the price of our common shares to decline.

Messrs. West, Shurrab and Anabtawi collectively own more than 50% of our outstanding common shares, so they are able to decide who are the directors and you may not be able to elect any directors.

Messrs. West, Shurrab and Anabtawi collectively own more than 50% of the issued and outstanding common shares of our company and because of this they are able to elect all of our directors and control our operations.

Trading on the OTC Bulletin Board may be volatile and sporadic, which could depress the market price of our common shares and make it difficult for our shareholders to resell their common shares.

Our common shares are quoted on the OTC Bulletin Board service of the National Association of Securities Dealers Inc.. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our company's operations or business prospects. This volatility could depress the market price of our common shares for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like the National Association of

Securities Dealers Inc. or a stock exchange like the American Stock Exchange. Accordingly, shareholders may have difficulty reselling any of the common shares.

Trading of our common shares may be restricted by the Securities and Exchange Commission's penny stock regulations, which may limit a shareholder's ability to buy and sell our common shares.

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established investors and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the investor with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the investor’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the investor orally or in writing prior to effecting the transaction and must be given to the investor in writing before or with the investor’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common shares.

National Association of Securities Dealers Inc. sales practice requirements may also limit a shareholder's ability to buy and sell our common shares.

In addition to the “penny stock” rules described above, the National Association of Securities Dealers Inc. has adopted rules that require that in recommending an investment to a investor, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that investor. Prior to recommending speculative low priced securities to their non-institutional investors, broker-dealers must make reasonable efforts to obtain information about the investor’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the National Association of Securities Dealers Inc. believes that there is a high probability that speculative low priced securities will not be suitable for at least some investors. The National Association of Securities Dealers Inc. requirements make it more difficult for broker-dealers to recommend that their investors buy our common shares, which may limit your ability to buy and sell our common shares and have an adverse effect on the market for our common shares.

A decline in the price of our common shares could affect our ability to raise further working capital and adversely impact our operations.

A prolonged decline in the price of our common shares could result in a reduction in the liquidity of our common shares and a reduction in our ability to raise capital. Because our operations have been primarily financed through the sale of equity securities, a decline in the price of our common shares could be especially detrimental to our liquidity and our continued operations. Any reduction in our ability to raise equity capital in the future would force us to reallocate funds from other planned uses and would have a significant negative effect on our business plans and operations, including our ability to develop new products and continue our current operations. If our share price declines, there can be no assurance that we can raise additional capital or generate funds from operations sufficient to meet our obligations.

Sales of common shares by our officers and directors will likely cause the market price for our common shares to drop.

A total of 2,475,000 common shares are held by our three officers and directors. If they sell their common shares into the market, the sales may cause the market price of our common shares to drop.

Item 2.	Description of Property.

From our inception to June 2004, our principal offices were located at #200-1311 Howe Street, Vancouver, British Columbia V6Z 2P3. We leased that office space from Viva Tower on a month-to-month basis and our monthly rental was CDN$200 plus tax. As of June 2004, we moved our principal offices to 3061 West 15th Avenue, Vancouver, British Columbia, V6K 3A5. Our office is provided to us on a rent-free basis by Ben West, one of our directors. During the fiscal year ending March 31, 2003, we paid CDN$200 plus tax for ten months of rent.

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

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended March 31, 2005.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

In the United States, our common shares are traded on the National Association of Securities Dealers Inc. OTC Bulletin Board under the symbol “IBHS.OB.” The following quotations obtained from Stockwatch reflect the high and low bids for our common shares based on inter-dealer prices, without retail mark-up, mark-down or commission an may not represent actual transactions.

The high and low bid prices of our common shares for the periods indicated below are as follows:

Quarter Ended(1)	High	Low
March 31, 2005	$Nil	$Nil
December 31, 2004	$Nil	$Nil

(1)    Our common shares were initially approved for quotation on the OTC Bulletin Board on March 22, 2005 under the symbol “IBHS.OB”, however, the first trade has not yet occurred.

Our common shares are issued in registered form. The Nevada Agency and Trust Company, 880-50 West Liberty Street, Reno, Nevada, 89501 (Telephone: 775.322.0626; Facsimile: 775.322.5623) is the registrar and transfer agent for our common shares.

On June 13, 2005, the shareholders' list of our common shares showed 52 registered shareholders and 2,740,000 shares outstanding. We have researched indirect holdings registered to the various depository institutions and stock brokerage firms, and estimate that there are no additional beneficial shareholders beyond the 52 registered shareholders as of June 13, 2005.

There are no outstanding options or warrants to purchase, or securities convertible into, our common shares. All of our issued and outstanding shares can be sold pursuant to Rule 144 of the Securities Act.

Dividend Policy

We have not paid any cash dividends on our common shares and have no present intention of paying any dividends on our common shares. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Recent Sales of Unregistered Securities

We did not issue any shares that were not registered under the Securities Act during the fiscal year ended March 31, 2005.

Item 6.	Plan of Operation.

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

Plan of Operations

Results of Operations

We posted losses of $13,382 for the year ending March 31, 2005, losses of $72,068 for the fiscal year ended March 31, 2004, and losses of $89,645 since inception to March 31, 2005. The principal component of the loss was for general and administrative expenses.

Operating expenses for the year ending March 31, 2005, were $13,382 compared to the year ending March 31, 2004 that were $72,068.

Financial Condition, Liquidity and Capital Resources

Since inception on March 20, 2002, we have been engaged as a start-up software development company. Our principal capital resources have been acquired through the issuance of common shares.

At March 31, 2005, we had a working capital deficit of $39,145 compared to working capital of $25,763 at March 31, 2004.

At March 31, 2005, our total assets of $9,259 consists of only cash. This compares with our assets at March 31, 2004 of $982 which consisted of cash.

At March 31, 2005, our total liabilities were $48,404, compared to our liabilities of $26,745 as at March 31, 2004.

We have had no revenues from inception. There is currently insufficient capital to develop our software development business. We are currently trying to obtain additional financing in the form of a private placement or shareholder loans to obtain the capital necessary to survive and implement our business plan. However, to date we have been unsuccessful obtaining such financing and we may be unable to fully implement our business plan as a result of this. Our directors will be conducting an in-depth analysis of our business plan and related future opportunities. To better protect shareholder interests and provide future appreciation, we may concurrently pursue other opportunities or initiatives as an extension to our existing business.

The continuation of our business is dependent upon obtaining further financing, a successful program of acquisition and development, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current shareholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

As at March 31, 2005, we had a working capital deficiency of $39,145. We anticipate that we will have to raise additional cash of a minimum of $50,000 no later than March 31, 2006, to allow us to commence the development of our software and to provide us with approximately $10,000 in working capital to continue our normal operations. We plan to raise the capital required to meet these immediate short-term needs, and additional capital required to meet the balance of our estimated funding requirements for the twelve months, primarily through the private placement of our securities. However, to date we have been unsuccessful obtaining any such financing and we may be unable to fully implement our business plan as a result of this. Our directors are continuing to conduct an in-depth analysis of our business plan and related future opportunities for software development companies. To better protect shareholder interests and provide future appreciation, we may concurrently pursue other opportunities or initiatives as an extension to our existing business.

We are seeking to either identify a suitable business opportunity or enter into a suitable business combination. Management of our company does not believe that we will be able to generate revenues without finding and completing the acquisition of a suitable business opportunity. In addition, if no suitable business opportunity is identified and concluded, such shareholders will not realize any further return on their investment in our company, and there will be no market for our common shares.

We continue to seek a new business opportunity. Once a business opportunity has been identified, we will investigate and evaluate the business opportunity. In selecting a suitable business opportunity, management intends to focus on the potential for future profits and strength of current operating management of the business opportunity. We will conduct our own investigation to identify an appropriate business opportunity, and will seek a potential business opportunity from all known sources, relying principally upon personal contacts of our officers and directors, as well as indirect associations between them and other business and professional people.

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

Employees

Currently there are no full time or part-time employees of our company, other than our directors and officers who, at present, have not signed employment or consulting agreements with us. We do not expect any material changes in the number of employees over the next 12 months, although we may enter into employment or consulting agreements with our officers or directors.

Going Concern

Due to being a development stage company and not having generated revenues, in the consolidated financial statements for the fiscal year ended March 31, 2005, we included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

The continuation of our business is dependent upon raising additional financial support. The issuance of additional equity securities could result in a significant dilution in the equity interests of our current shareholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Recently Issued Accounting Standards

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FAS 123”. FAS 148 amends FAS No. 123, “Accounting for Stock-Based Compensation” and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, FAS 148 amends the disclosure requirements of FAS 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock-based compensation and the related pro-forma disclosures when the intrinsic value method continues to be used. FAS 123 is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002.

In November 2002, the FASB issued FAS No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees and Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Recession of FAS 34”. FAS 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FAS 45 does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee. It also incorporates, without change, the guidance in FAS 34, “Disclosure of Indirect Guarantees of Indebtedness of Others,” which is being superseded. The disclosure provisions of FAS 45 are effective for financial statements of interim or annual periods that end after December 15, 2003 and the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2003 irrespective of a guarantor’s year-end. We do not expect the adoption of FAS 45 to have a material impact on our results of operations or financial position.

In May 2003, the FASB issued FAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” FAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability or an asset in some circumstances because that financial instrument embodies an obligation of the issuer. FAS 150 is effective for financial instruments entered into or modified after March 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 except for mandatory redeemable financial instruments of non-public entities. We do not expect that the adoption of this standard will have a material effect on our financial position or results of operations.

In January 2003, the FASB issued FAS No. 46, “Consolidation of Variable Interest Entities.” The objective of FAS 46 is to improve financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or, (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FAS 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FAS 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FAS 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure variable interest entity were established. As of March 31, 2005, we do not expect that the adoption of this standard will have a material effect on our financial position or results of operations.

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

We have historically incurred losses, and through March 31, 2005 have incurred losses of $89,645 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations.

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

Our financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following consolidated financial statements are filed as part of this annual report:

Independent Auditor's Report, dated June 8, 2005.

Consolidated Balance Sheets as at March 31, 2005 and 2004.

Consolidated Statements of Operations for the year ended March 31, 2005, March 31, 2004 and for the period from March 20, 2002 (incorporation) to March 31, 2005.

Consolidated Statements of Changes in Stockholders' Equity for the year ended March 31, 2005, March 31, 2004 and for the period from March 20, 2002 (incorporation) to March 31, 2005.

Consolidated Statements of Cash Flows for the year ended March 31, 2005, March 31, 2004 and for the period from March 20, 2002 (incorporation) to March 31, 2005.

Notes to the Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors

Ibhas Technologies, Inc.

(A Development Stage Company)

Vancouver BC, Canada

We have audited the accompanying balance sheet of Ibhas Technologies, Inc. as of March 31, 2005, and the related statements of operations, stockholders’ deficit, and cash flows for each of the two years then ended and for the period from March 20, 2002 (Inception) through March 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ibhas Technologies, Inc. as of March 31, 2005, and the results of its operations and its cash flows for each of the two years then ended and for the period from March 20, 2002 (Inception) through March 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Ibhas Technologies, Inc. will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, Ibhas Technologies, Inc. has incurred losses through March 31, 2005 and 2004 totaling $13,382 and $72,068, respectively, and at March 31, 2005 had a working capital deficit of $39,145. Ibhas Technologies, Inc. will require additional working capital to develop its business until Ibhas Technologies, Inc. either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtains additional financing necessary to support its working capital requirements. These conditions raise substantial doubt about Ibhas Technologies’ ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Lopez, Blevins, Bork & Associates, LLP

Lopez, Blevins, Bork & Associates, LLP

Houston, Texas

June 8, 2005

IBHAS TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

March 31, 2005

ASSETS

Current assets
Cash	$9,259

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$16,080
Accrued interest	2,253
Notes payable – shareholder	30,071
Total current liabilities	48,404

Commitments

STOCKHOLDERS’ DEFICIT:
Common stock, $.001 par value, 25,000,000 shares	2,740
authorized, 2,740,000 shares issued and outstanding
Additional paid in capital	47,760
Deficit accumulated during the development stage	(89,645)
Total Stockholders’ Deficit	(39,145)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$9,259

See accompanying summary of accounting policies and notes to financial statements.

IBHAS TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

Years Ended March 31, 2005 and 2004

and Period from March 20, 2002 (Inception) through March 31, 2005

	Years Ended March 31,		Inception through March 31,
	2005	2004	2005

General and administrative	$13,382	$72,068	$89,645

Net loss	$(13,382)	$(72,068)	$(89,645)

Net loss per share:
Basic and diluted	$(0.00)	$(0.03)

Weighted average shares outstanding:
Basic and diluted	2,740,000	2,683,587

See accompanying summary of accounting policies and notes to financial statements.

IBHAS TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ DEFICIT

Period From March 20, 2002 (Inception) through March 31, 2005

	Common Stock		Additional paid in capital	Deficit accumulated during the development stage	Total
	Shares	Amount
Issuance of common
stock to founders for cash	2,500,000	$2,500	$-	$-	$2,500

Net loss	-	-	-	(2,007)	(2,007)

Balance
March 31, 2002	2,500,000	2,500	-	(2,007)	493

Net loss	-	-	-	(2,188)	(2,188)

Balance
March 31, 2003	2,500,000	2,500	-	(4,195)	(1,695)

Issuance of common
stock for cash	240,000	240	47,760	-	48,000

Net loss	-	-	-	(72,068)	(72,068)

Balance
March 31, 2004	2,740,000	2,740	47,760	(76,263)	(25,763)

Net loss	-	-	-	(13,382)	(13,382)

Balance
March 31, 2005	2,740,000	$2,740	$47,760	$(89,645)	$(39,145)

See accompanying summary of accounting policies and notes to financial statements.

IBHAS TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

Years Ended March 31, 2005 and 2004

and Period from March 20, 2002 (Inception) through March 31, 2005

	Years ended March 31,		Inception through March 31,
	2005	2004	2005
CASH FLOWS FROM OPERATING
ACTIVITIES
Net loss	$(13,382)	$(72,068)	$(89,645)

Net change in:
Accounts payable and accrued
expenses	3,705	10,608	16,080
Accrued interest	2,253	-	2,253

CASH FLOWS USED IN OPERATING
ACTIVITIES	(7,424)	(61,460)	(71,312)

CASH FLOWS FROM FINANCING
ACTIVITIES
Proceed from the sale of common
stock	-	48,000	50,500
Proceeds from note payable –
shareholder	15,701	14,370	30,071

CASH FLOWS FROM FINANCING
ACTIVITIES	15,701	62,370	80,571

NET INCREASE IN CASH	8,277	910	9,259
Cash, beginning of period	982	72	-
Cash, end of period	$92,59	$982	$9,259

See accompanying summary of accounting policies and notes to financial statements.

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Nature of business. Ibhas Technologies, Inc. (“Ibhas”) was incorporated in Nevada on March 20, 2002, to develop and market an Internet computer software program known as Ibhas through its website www.ibhas.com. The computer software will be designed to automate the process of submission of Internet web page information in multiple languages to major Internet search engines. Ibhas will market the software to Internet web page owners and designers.

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

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – FINANCIAL CONDITION AND GOING CONCERN

For the years ended March 31, 2005 and 2004, Ibhas incurred losses totaling $13,382 and $72,068, respectively, and at March 31, 2005 had a working capital deficit of $39,145. Because of these recurring losses, Ibhas will require additional working capital to develop and/or renew its business operations.

Ibhas intends to raise additional working capital either through private placements, public offerings and/or bank financing. Ibhas is also identifying merger and/or acquisition candidates. As of June 8, 2005, no acquisition or merger agreements have been closed.

There are no assurances that Ibhas will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support Ibhas’, working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, Ibhas will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to Ibhas. If adequate working capital is not available, Ibhas may not renew its operations.

These conditions raise substantial doubt about Ibhas’ ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should Ibhas be unable to continue as a going concern.

NOTE 3 - INCOME TAXES

Ibhas follows Statement of Financial Accounting Standards Number 109 (SFAS 109), “Accounting for Income Taxes.” Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

The provision for refundable Federal income tax consists of the following:

March 31,
2005
Refundable Federal income tax attributable to:
Current Operations	$4,000
Less, Change in valuation allowance	(4,000)
Net refundable amount	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

March 31,
2005
Deferred tax asset attributable to:
Net operating loss carryover	$30,000
Less, Change in valuation allowance	(30,000)
Net deferred tax asset	$-

At March 31, 2005, we had an unused net operating loss carryover approximating $89,000 that is available to offset future taxable income; it expires beginning in 2022.

NOTE 4 – NOTES PAYABLE – SHAREHOLDER

The amounts due to shareholders bear interest at 10% and are payable upon demand.

NOTE 5 - COMMON STOCK

At inception, Ibhas issued 2,500,000 shares of stock to its two founding shareholders for $2,500 cash. Ibhas’ Form SB-2 registration statement was declared effective in April 2003.

In June and July 2003, Ibhas sold 240,000 shares of common stock to individuals for $0.20 per share or $48,000.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Malone & Bailey, PLLC was dismissed on August 19, 2004 as our independent auditors. Malone & Bailey's report dated June 14, 2004, on our balance sheet as of March 31, 2004, and the related statements of operations, stockholders' deficit, and cash flows for each of the two years then ended and for the period from March 20, 2002 (inception) through March 31, 2004, did not contain an adverse opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles.

In connection with the audit of our financial statements, and in the subsequent interim period, there were no disagreements with Malone & Bailey, PLLC on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Malone & Bailey PLLC would have caused Malone & Bailey, PLLC to make reference to the matter in their report. Malone & Bailey, PLLC furnished us with a letter addressed to the Securities and Exchange Commission stating that they agree with the above statements. A copy of that letter, dated August 19, 2004 is filed as Exhibit 16 to our Form 8-K filed on August 20, 2004. We engaged Lopez, Blevins, Bork & Associates, L.L.P. on August 19, 2004 as our principal accountant to audit our financial statements. The decision to change accountants was approved by our board of directors.

During the years ended March 31, 2004 and 2003 and subsequent to March 31, 2004 through to August 19, 2004, neither we nor anyone on our behalf consulted with Lopez, Blevins, Bork & Associates, L.L.P. regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, nor has Lopez, Blevins, Bork & Associates, L.L.P. provided to us a written report or oral advice regarding such principles or audit opinion or any matter that was the subject of a disagreement or reportable events set forth in Item 304(a)(iv) and (v), respectively, of Regulation S-K with our former accountant.

Item 8A.	Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being March 31, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and our company's chief financial officer. Based upon that evaluation, our company's president and our company's chief financial officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There has been no significant changes in our company's internal controls or in other factors, which could significantly affect internal control subsequent to the date we carried out our evaluation.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our president and secretary as appropriate, to allow timely decisions regarding required disclosure.

PART III

Item 9.            Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

As at June 13, 2005, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our company	Age	Date First Elected or Appointed
Mohanad Shurrab	Director	30	March 20, 2002
Abdellatif Anabtawi	Director	30	March 20, 2002
Benjamin West	Chief Executive Officer, President, Treasurer, Secretary and Director	31	June 8, 2004

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

Mohanad Shurrab

Mr. Shurrab became a director on March 20, 2002.

From 1998 to present, Mr. Shurrab has acted as a software engineer for various companies including Human Resources Canada, Nortel Networks, Infotouch Technologies Corporation and, most recently, Xwave, a private company developing aircraft tactical mission trainer simulator, ground-based and airborne stations. Mr. Shurrab holds a bachelor of engineering and masters of engineering degrees in electronics and computer science from Sussex University in the United Kingdom.

Abdellatif Anabtawi

Mr. Anabtawi became a director on March 20, 2002.

From November 2000 to present, Mr. Anabtawi has been a technical senior consultant in business development for PSD Group Plc. From April 2000 to December 2001, Mr. Anabtawi was the founder and a director of Excellon Software Ltd., a private software consulting company.

Mr. Anabtawi holds a bachelor of engineering honours degree from University of Brighton in the United Kingdom and a master of science degree in digital electronics and parallel processing systems from the University of Sussex in the United Kingdom.

Benjamin West

Mr. West became a director and our chief executive officer, president, secretary and treasurer on June 8, 2004.

Since September 2002, Mr. West has been the chief information officer of Covenant Corporation. From March 1997 to September 2002, he was chief information officer and information technology manager of StockHouse Media Corporation. Mr. West holds a bachelor of arts, honours degree from Queen's University in media studies.

Committees of the Board

Currently our company has the following committees:

•	Audit Committee;
•	Nominating and Corporate Governance Committee; and
•	Compensation Committee.

Our Audit Committee is currently made up of Mohanad Shurrab and Abdellatif Anabtawi. The Audit Committee is governed by the Audit Committee Charter adopted by our board of directors on January 29, 2004.

Our Nominating and Corporate Governance Committee is currently made up of Mohanad Shurrab and Abdellatif Anabtawi. The Nominating and Corporate Governance Committee is governed by the Nominating and Corporate Governance Committee Charter adopted by our board of directors on January 29, 2004.

Our Compensation Committee is currently made up of Mohanad Shurrab and Abdellatif Anabtawi. The Compensation Committee is governed by the Compensation Committee Charter adopted by our board of directors on January 29, 2004.

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

2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding, excluding traffic violations and other minor offences;

3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4. being found by a court of competent jurisdiction in a civil action, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common shares, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended March 31, 2005, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Mohanad Shurrab	1(1)	2	1(2)
Benjamin West	1(1)	1	Nil

(1)            The named officer, director or greater than 10% shareholder, as applicable, filed a late Form 4 - Statement of Changes in Beneficial Ownership.

(2)            The named officer, director or greater than 10% shareholder, as applicable, had not filed a Form 4 - Statement of Changes in Beneficial Ownership in connection with the disposition of 25,000 common shares on April 13, 2004, however, subsequent to the fiscal year ended March 31, 2005, Mr. Shurrab filed a Form 4 on June 15, 2005 to report the disposition of 25,000 shares.

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

Our Code of Business Conduct and Ethics is filed herewith with the Securities and Exchange Commission as Exhibit 14.1 to this annual report. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Ibhas Technologies, Inc., 3061 West 15th Avenue, Vancouver, British Columbia, V6K 3A5, Canada.

Item 10.	Executive Compensation.

Other than as set out below, there has not been any compensation awarded to, earned by, or paid to our directors and executive officers for the last three completed fiscal years.

Employment/Consulting Agreements

There are no written employment or consulting agreements between our company and any of our directors and executive officers.

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

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment as a result of resignation, retirement, change of control or a change of responsibilities following a change of control, where the value of such compensation exceeds $100,000 per executive officer.

Stock Option Plan

Currently, there are no stock option plans in favour of any officers, directors, consultants or employees of our company.

Stock Options/SAR Grants

There were no grants of stock options or stock appreciation rights to any officers, directors, consultants or employees of our company during the fiscal year ended March 31, 2005.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Values

There were no stock options outstanding as at March 31, 2005.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director during the fiscal year ended March 31, 2005.

We have no present formal plan for compensating our directors for their service in their capacity as directors, although in the future, such directors are expected to receive compensation and options to purchase common shares as awarded by our board of directors or as to future options a compensation committee which may be established in the future. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. Other than indicated in this annual report, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments.

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

Item 11.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as at June 13, 2005, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to our common shares, except as otherwise indicated. Beneficial ownership consists of a direct interest in our common shares, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)
Mohanad Shurrab 2195 Chairlift Road West Vancouver, BC V7S 2T4 Canada	225,000 common shares	8.21%
Abdellatif Anabtawi 8-47 Tisbury Road Hove, United Kingdom BN3 3BL	1,250,000 common shares	45.62%
Benjamin West 3061 West 15th Avenue Vancouver, BC V6K 3A5 Canada	1,000,000 common shares	36.50%
Directors and Executive Officers as a Group (3 people)	2,475,000 common shares	90.33%

(1)            Based on 2,740,000 common shares issued and outstanding as of June 13, 2005. Except as otherwise indicated, we believe that the beneficial owners of our common shares listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Common shares subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person

Future Changes in Control

We are unaware of any contract or other arrangement, the operation of which may, at a subsequent date, result in a change in control of our company.

Equity Compensation Plan Information

During the fiscal year ended March 31, 2005, we did not have any equity compensation plans in place.

Item 12.	Certain Relationships and Related Transactions.

Other than as described under the heading “Executive Compensation”, or as set forth below, there are no material transactions with any of our directors, officers or control person that have occurred during the last fiscal year.

None of our directors, executive officers, future directors, 5% shareholders, or any members of the immediate families of the foregoing persons have been indebted to us during the last fiscal year or the current fiscal year in an amount exceeding $60,000.

Item 13.	Exhibits.

Exhibits

Exhibit Number and Exhibit Title

(3)	Articles of Incorporation and By-laws

3.1            Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on June 18, 2002).

3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2, filed on June 18, 2002).
(10)	Material Contracts

10.1          Software Development Agreement with Networks Advanced Systems Co. dated September 1, 2003 (incorporated by reference from our Quarterly Report on Form 10-QSB, filed on November 18, 2003).

(14)	Code of Ethics

14.1          Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB, filed on July 6, 2004).

(16)	Letter on Change in Certifying Accountant

16.1          Letter from Malone & Bailey, PLLC regarding change in certifying accountant (incorporated by reference from our Form 8-K, filed on August 19, 2004).

(31)	Section 302 Certifications
31.1	Section 302 Certification.
(32)	Section 906 Certifications
32.1	Section 906 Certification.

Item 14.	Principal Accountants Fees and Services

Audit Fees

The aggregate fees billed by Lopez, Blevins, Bork & Associates, L.L.P. for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2005 and for the review of quarterly financial statements included in our Quarterly Reports on Form 10-QSB for the quarters ending September 30, 2004 and December 31, 2004 were $5,000.

The aggregate fees billed by Malone & Bailey, PLLC for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2004 and for the review of quarterly financial statements included in our Quarterly Report on Form 10-QSB for the quarters ending June 30, 2003, September 30, 2003, December 31, 2003 and June 30, 2004 was $6,000.

Audit Related Fees

For the fiscal year ended March 31, 2005, the aggregate fees billed for assurance and related services by Lopez, Blevins, Bork & Associates, L.L.P. relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above, was nil.

For the fiscal year ended March 31, 2004, the aggregate fees billed for assurance and related services by Malone & Bailey, PLLC relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above, was nil.

Tax Fees

For the fiscal year ended March 31, 2005, the aggregate fees billed by Lopez, Blevins, Bork & Associates, L.L.P. for other non-audit professional services, other than those services listed above, totalled nil.

For the fiscal year ended March 31, 2004, the aggregate fees billed by Malone & Bailey, PLLC for other non-audit professional services, other than those services listed above, totalled nil.

We do not use Lopez, Blevins, Bork & Associates, L.L.P. for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Lopez, Blevins, Bork & Associates, L.L.P. to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Lopez, Blevins, Bork & Associates, L.L.P. is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our audit committee (which consists of Mohanad Shurrab and Abdellatif Anabtawi); or

•               entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

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

The audit committee has considered the nature and amount of fees billed by Lopez, Blevins, Bork & Associates, L.L.P. and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Lopez, Blevins, Bork & Associates, L.L.P.’s independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IBHAS TECHNOLOGIES, INC.

By:/s/ Benjamin West

Benjamin West, CEO, President, Secretary and Treasurer

(Principal Executive Officer, Principal Financial Officer

and Principal Accounting Officer)

Date: June 20, 2005.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Benjamin West Benjamin West	Chief Executive Officer, President, Secretary, Treasurer and Director	June 20, 2005

/s/ Mohanad Shurrab Mohanad Shurrab	Director	June 20, 2005

/s/ Abdellatif Anabtawi Abdellatif Anabtawi	Secretary and Director	June 20, 2005