Form 10QSB
period 2005-03-31
IBHAS TECHNOLOGIES INC
filed 2005-08-04
CIK 1174890

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

[_]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number 000-50329


                             IBHAS TECHNOLOGIES INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            Nevada                                   98-0370398
--------------------------------------------------------------------------------
 (State or other jurisdiction of           (IRS Employer Identification No.)
  incorporation or organization)


                  ZEEV SHERF STREET #14 JERUSALEM 97842, ISRAEL
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                +972 545-662-102
--------------------------------------------------------------------------------
                           (Issuer's telephone number)


       3061 West 15th Avenue, Vancouver, British Columbia, Canada V6K 3A5
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


                                      97842
--------------------------------------------------------------------------------
                                   (Zip Code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,740,000 common shares issued and outstanding as of June 30, 2005 Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

ITEM 1. FINANCIAL STATEMENTS

FINANCIAL STATEMENT INDEX
-------------------------

     Combined Balance Sheets at June 30, 2005 (Unaudited)                 1

     Combined Statements of Operations for the Three Months               2
        Ended June 30, 2005 and 2004 (Unaudited)

     Combined Statements of Cash Flows for the Three Months               3
        Ended June 30, 2005 and 2004 (Unaudited)

     Notes to Financial Statements (Unaudited)                            4

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements.


                            IBHAS TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                  June 30, 2005
                                   (unaudited)

                                                                        June 30,
                                                                         2005
                                                                       --------
                                              ASSETS

Current assets
  Cash                                                                 $  2,545
                                                                       --------
    Total current assets                                               $  2,545
                                                                       ========

                              LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                                     $ 10,525
  Accrued interest                                                        3,120
  Note payable - shareholders                                            34,571
                                                                       --------
    Total current liabilities                                            48,216
                                                                       --------

STOCKHOLDERS' DEFICIT:
  Common stock, $.001 par value, 25,000,000
   shares authorized, 2,740,000 shares issued and outstanding             2,740
Additional paid in capital                                               47,760
Deficit accumulated during the development stage                        (96,171)
                                                                       --------
  Total Stockholders' Deficit                                           (45,671)
                                                                       --------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                            $  2,545
                                                                       ========

                 See accompanying notes to financial statements.

                            IBHAS TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                    Three Months Ended June 30, 2005 and 2004
        and Period from March 20, 2002 (Inception) through June 30, 2005
                                   (Unaudited)

                                                                       Inception
                                             Three Months Ended         through
                                                   June 30,             June 30,
                                             2005          2004           2005
                                           ---------     ---------     ---------

General and administrative                 $   6,527     $   1,098     $  96,171

Net loss                                   $   6,527     $   1,098     $  96,171
                                           =========     =========     =========

Net loss per share:
  Basic and diluted                        $   (0.00)    $   (0.00)
                                           =========     =========

Weighted average shares outstanding:
  Basic and diluted                        2,740,000     2,740,000
                                           =========     =========


                 See accompanying notes to financial statements.

                            IBHAS TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                    Three Months Ended June 30, 2005 and 2004
        and Period from March 20, 2002 (Inception) through June 30, 2005
                                   (Unaudited)

                                                                      Inception
                                                Three Months Ended     through
                                                      June 30,         June 30,
                                                 2005       2004        2005
                                               --------    --------    --------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
    Net loss                                   $ (6,527)   $ (1,098)   $(96,171)
Changes in current assets and liabilities:
  Accounts payable                               (5,555)     (1,489)     10,525
  Accrued interest                                  868          --       3,120
                                               --------    --------    --------
NET CASH USED IN OPERATING
  ACTIVITIES                                    (11,214)     (2,587)    (82,526)
                                               --------    --------    --------

CASH FLOWS FROM FINANCING
  ACTIVITIES:
    Proceeds from note payable -
      Shareholders                                4,500       4,200      34,571
    Issuance of common stock for cash                --          --      50,500
                                               --------    --------    --------
NET CASH PROVIDED BY
   FINANCING ACTIVITIES                           4,500       4,200      85,071
                                               --------    --------    --------

NET CHANGE IN CASH                               (6,714)      1,613       2,545
    Cash, beginning of period                     9,259         982          --
                                               --------    --------    --------
    Cash, end of period                        $  2,545    $  2,595    $  2,545
                                               ========    ========    ========

                 See accompanying notes to financial statements.

                            IBHAS TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Ibhas Technologies, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year March 31, 2005 as reported in Form 10-KSB, have been omitted.

NOTE 2 - CHANGE OF CONTROL

On June 29, 2005, an investment group (the "Group") completed the acquisition of an aggregate of 2,100,000 shares of the outstanding common stock (the "Shares") of Ibhas Technologies, Inc., a Nevada corporation ("Ibhas") from Benjamin West, Mohanad Shurrab and Abdellatif Anabtawi (the "Sellers"). Such Shares represent approximately 76.6% of the issued and outstanding shares of the common stock of Ibhas. The acquisition was completed pursuant to the terms of a Stock Purchase Agreement dated June 29, 2005, by and between the Group and the Sellers. The aggregate purchase price paid by the Group to the Sellers for the Shares was $150,000.

In connection with the sale of Ibhas' common stock, Mohanad Shurrab resigned as a member of the board of directors on June 29, 2005 and Benjamin West resigned from his positions as Chief Executive Officer, President, Secretary and Treasurer of Ibhas and intends to resign as a member of the board of directors. Subsequent to the foregoing resignations, Jacob Eluz was appointed as a member of the board of directors of Ibhas and as the Chief Executive Officer, President, Secretary and Treasurer.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

                           FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

General

On June 29, 2005, an investment group (the "Group") acquired 2,100,000 shares of our outstanding common stock (the "Shares"), which represents approximately 76.6% of the issued and outstanding shares of our common stock. This acquisition was completed pursuant to the terms of a Stock Purchase Agreement dated June 29, 2005, by and between the Group and the sellers thereunder.

In connection with the forgoing sale of Ibhas' common stock, Mohanad Shurrab resigned as a member of the board of directors on June 29, 2005 and Benjamin
West resigned from his positions as Chief Executive Officer, President, Secretary and Treasurer of Ibhas and intends to resign as a member of the board of directors. Subsequent to the foregoing resignations, Jacob Eluz was appointed as a member of the board of directors of Ibhas and as the Chief Executive Officer, President, Secretary and Treasurer.

We were incorporated in Nevada on March 20, 2002. Our business plan was to develop and market an Internet computer software program known as Ibhas through our www.ibhas.com Internet web site. The Ibhas computer software program would have been designed to automate the process of submission of Internet web page information in multiple languages to major Internet search engines.

Our business plan is to develop and market an Internet computer software program known as Ibhas through our www.ibhas.com Internet web site. The Ibhas computer software program will be designed to automate the process of submission of Internet web page information in multiple languages to major Internet search engines. In particular, the software will allow an owner whose website is in a language other than English (e.g. Arabic) to automatically submit the Arabic language. The process of submission is accomplished by the software automatically translating content on the non-English website and then submitting the translated content to the search engines, in the same manner as English content is currently submitted, so that the website can be located by Internet users. Upon completion of the development process, we plan to market our Ibhas software to Internet web page owners and designers who are trying to maximize their visibility to Internet users on major Internet search engines. Our plan is to earn revenue from sales of Ibhas software licenses once development of this software is complete.

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

We raised a total of $48,000 under our SB-2 registration statement which was declared effective April 28, 2003. This amount was less than the $285,000 we believed necessary to complete the development and marketing of our proposed software. We are currently using funds raised in our offering to pay for the commencement of development of the Ibhas software. On September 1, 2003 we entered into a software development agreement with Networks Advanced Systems Co. ("NASCO") for commencement of the development of our software. We are paying NASCO $20,000 for the initial work on the development of our software. However, we will require additional funds to complete its development and we will require additional funds to market our software once it is developed. We estimate that we require additional financing in the amount of approximately $50,000. We have not determined how we will raise this necessary financing; however, we are considering debt financing, private placements of our securities and the possibility of another public offering. We have yet to earn any revenues. We have not started operations of our web site. Accordingly, our business operations are in the start-up phase.

We have no patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts. We do not have any plans to obtain any patents or trademarks in the near future.

Cash Requirements

Over the next twelve months we require financing in the amount of at least $50,000 to initiate the development of our software and for marketing efforts, as follows:

            Estimated Funding Required During the Next Twelve Months



            General and Administrative                               $50,000

            Operations
                   Software development and marketing costs          $20,000

            Working Capital                                          $50,000

            Total                                                   $120,000

As at June 30, 2005, we had a working capital deficiency of $45,671 We anticipate that we will have to raise additional cash of a minimum of $150,000 no later than December 31, 2005, to allow us to commence the development of our software and to provide us with approximately $50,000 in working capital to continue our normal operations. We plan to raise the capital required to meet these immediate short-term needs, and additional capital required to meet the balance of our estimated funding requirements for the twelve months, primarily through the private placement of our securities. However, to date we have been unsuccessful obtaining any such financing and we may be unable to fully implement our business plan as a result of this. Our directors are continuing to conduct an in-depth analysis of our business plan and related future opportunities for software development companies. To better protect stockholder interests and provide future appreciation, we may concurrently pursue other opportunities or initiatives as an extension to our existing business.

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

Employees

Currently there are no full time or part-time employees of our company (other than our directors and officers who, at present, have not signed employment or consulting agreements with us). We do not expect any material changes in the number of employees over the next 12-month period (although we may enter into employment or consulting agreements with our officers or directors).

Going Concern

Due to our being a development stage company and not having generated revenues, in the consolidated financial statements for the year ended March 31, 2005 our auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

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

Recently Issued Accounting Standards

Ibhas Technologies does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Ibhas Technologies' results of operations, financial position or cash flows.

ACCOUNTING POLICIES

The Securities and Exchange Commission ("SEC") defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

Not all of the accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the following policies could be deemed to be critical within the SEC definition. We have historically incurred losses, and through June 30, 2005 have incurred losses of $96,171 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations.

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

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates and assumptions relate to recording net revenue, collectibility of accounts receivable, and the realizability of other intangible assets, accruals, income taxes, inventory realization and other factors. Management has exercised reasonable judgment in deriving these estimates; however, actual results could differ from these estimates. Consequently, change in conditions could affect our estimates.

Fair Value of Financial Instruments

      The Company considers all highly liquid interest-earning investments with a maturity of three months or less at the date of purchase to be cash equivalents. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. All cash and short-term investments are classified as available for sale and are recorded at market value using the specific identification method; unrealized gains and losses (excluding other-than-temporary impairments) are reflected in other income.

Results of Operations

Three months ended June 30, 2005 and 2004

Our company posted losses of $6,527 for the three months ending June 30, 2005, losses of $1,098 for the three months ended June 30, 2004 and losses of $96,171 since inception to June 30, 2005. The principal component of the losses were for general and administrative expenses.

Operating expenses for the three months ending June 30, 2005 were $6,527, compared to June 30, 2004 which were $1,098.

Liquidity and Capital Resources

At June 30, 2005, we had a working capital deficit of $45,671.

At June 30, 2005, our company's total assets were $2,545, which consisted of cash.

At June 30, 2005, our company's total liabilities were $48,216.

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

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board ("FASB") issued interpretation No. 46R ("FIN 46R"), "Consolidation of Variable Interest Entities." Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46R requires a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns. Certain provisions of FIN46R were deferred until the period ending after March 15, 2004. The adoption of FIN 46R for provisions effective during 2003 has no impact on the Company's financial position, cash flows or result of operations.

On April 30, 2003, the FASB issued Statement No. 149 ("SFAS No. 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement No. 133. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in Statement No. 133, and it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and is to be applied prospectively. Upon adoption of SFAS No. 149, there was no effect on its financial position, cash flows or results of operations.

      On May 15, 2003, the FASB issued Statement No. 150 ("FAS No. 150"), Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. FAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). FAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments.

      o mandatory redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets

      o instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets; includes put options and forward purchase contracts

      o obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares.

FAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. Most of the guidance in FAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Upon adoption of SFAS No. 150, there was no effect on its financial position, cash flows or results of operations.

FASB  Statement  123  (Revision  2004),  "Share-Based  Payment,"  was  issued in
December 2004 and is effective for reporting periods beginning after June 15, 2005. The new statement requires all share-based payments to employees to be recognized in the financial statements based on their fair values. The Company currently accounts for its share-based payments to employees under the intrinsic value method of accounting set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issues to Employees." Additionally, the company complies with the stock-based employer compensation disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." The Company plans to adopt the new statement in its financial statements for the quarter ending September 2005.

ITEM 3. CONTROLS AND PROCEDURES

      As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being June 30, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

                           PART II. OTHER INFORMATION

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

None.

Item 5.  Other Information.

         Committees of the Board

         Currently our company has the following committees:

o     Audit Committee;

o     Nominating and Corporate Governance Committee; and

o     Compensation Committee.

      Prior to the Acquisition the Audit Committee was made up of Mohanad Shurrab and Abdellatif Anabtawi. The Audit Committee was governed by the Audit Committee Charter adopted by the board of directors on January 29, 2004.

      The Nominating and Corporate Governance Committee was made up of Mohanad Shurrab and Abdellatif Anabtawi. The Nominating and Corporate Governance Committee is governed by the Nominating and Corporate Governance Committee Charter adopted by the board of directors on January 29, 2004.

The Compensation Committee was made up of Mohanad Shurrab and Abdellatif Anabtawi. The Compensation Committee is governed by the Compensation Committee Charter adopted by the board of directors on January 29, 2004.

      After the recent Acquisition the board of director will review the current committees and determine which board members should be nominated to replace the current committee members who have resigned.

Item 6.  Exhibits AND REPORTS ON FORM 8-K

Exhibits required by Item 601 of Regulation S-B

Item Number       Exhibit

   3.1 Certificate of Incorporation (incorporated by reference to the Company's Registration Statement on Form SB-2, filed on June 18, 2002)
   3.2 Bylaws (incorporated by reference from our Registration Statement on Form SB-2, filed on June 18, 2002).
   10.1 Software Development Agreement with Networks Advanced Systems Co. dated September 1, 2003 (incorporated by reference from our Quarterly Report on Form 10-QSB, filed on November 18,
                  2003).
   14.1 Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB, filed on July 6, 2004)

   31.1           Section 302 Certification.
   32.1           Section 906 Certification.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IBHAS TECHNOLOGIES INC.

By:

/s/Jacob Eluz
--------------------------------------
Jacob Eluz, President, Chief Executive
Officer, Treasurer, and Director
(Principal Executive Officer)
Date:  August 4, 2005