Form 10QSB
period 2005-09-30
TRACEGUARD TECHNOLOGIES, INC.
filed 2005-11-18
CIK 1174890

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(MARK ONE)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

             FOR THE TRANSITION PERIOD FROM _________ TO ___________

                        COMMISSION FILE NUMBER: 000-50329

                          TRACEGUARD TECHNOLOGIES, INC.
          (Exact Name of Small Business Issuer as Specified in Charter)

                 NEVADA                                   98-0370398
   (State or Other Jurisdiction of           (I.R.S. Employer Identification
    Incorporation or Organization)                       Number)

                 ZEEV SHERF STREET #14, JERUSALEM 97842, ISRAEL
                    (Address of Principal Executive Offices)

                                 972 545-662-102
                (Issuer's Telephone Number, Including Area Code)

                 (Former Address, if Changed Since Last Report)

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
|_|


      State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: As of November 10, 2005, there were 21,900,004 shares of Common Stock, par value $0.001 per share, issued and outstanding.

    Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                          TRACEGUARD TECHNOLOGIES, INC.
                       (FORMERLY IBHAS TECHNOLOGIES INC.)
                          (A DEVELOPMENT STAGE COMPANY)
               CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2005
                                    UNAUDITED


                                TABLE OF CONTENTS
                                -----------------



                                                                            PAGE
                                                                            ----

INTERIM CONSOLIDATED INTERIM FINANCIAL STATEMENTS:

   Balance Sheet                                                               2

   Statements of Operations                                                    3

   Statements of Cash Flows                                                    4

   Statements of Changes in shareholders' equity (capital deficiency)          5

   Notes to Financial Statements                                             6-8

                          TRACEGUARD TECHNOLOGIES INC.
                       (FORMERLY IBHAS TECHNOLOGIES INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                  CONDENSED INTERIM CONSOLIDATED BALANCE SHEET
                                  IN US DOLLARS
                                    UNAUDITED

                                                                              SEPTEMBER 30,    MARCH 31,
                                                                                   2005          2005
                                                                              -------------  -------------
                                                                               (UNAUDITED)     (AUDITED)
                                                                              -------------  -------------

ASSETS
------

CURRENT ASSETS
Cash and cash equivalents                                                           73,576          9,259
Accounts receivables                                                               100,000             --

                                                                                  --------        -------
                                                                                   173,576          9,259
                                                                                  ========        =======

LIABILITIES AND SHAREHOLDERS EQUITY' (NET OF CAPITAL DEFICIENCY)
----------------------------------------------------------------

CURRENT LIABILITIES

     Accounts payable                                                               63,137         16,080
Notes payable to shareholders                                                       37,690         32,324
                                                                                  --------        -------
         Total liabilities                                                         100,827         48,404
                                                                                  --------        -------


SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY)
Share capital - ordinary shares of par value $0.001 each authorized - September
30, 2005 and March 31,2005 - 150,000,000 shares;

Issued and outstanding - September 30, 2005 and March 31, 2005 -                    21,900          2,740
21,900,004 and 16,440,000 shares, respectively
Additional paid-in capital                                                         171,900         47,760
Receipts on account's of shares to be allotted                                      31,500
Accumulated deficit                                                               (152,551)       (89,645)
                                                                                  --------        -------
         Total shareholders' equity (capital deficiency)                            72,749        (39,145)
                                                                                  --------        -------
                                                                                   173,576          9,259
                                                                                  ========        =======

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL
                                  STATEMENTS.

                          TRACEGUARD TECHNOLOGIES, INC.
                       (FORMERLY IBHAS TECHNOLOGIES INC.)
                          (A DEVELOPMENT STAGE COMPANY)
             CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                  IN US DOLLARS
                                    UNAUDITED

                                                                                                          FOR THE PERIOD
                                                                                                       FROM MARCH 20, 2002
                                               THREE MONTHS ENDED                 SIX MONTHS ENDED        (INCEPTION) TO
                                                  SEPTEMBER 30,                     SEPTEMBER 30,         SEPTEMBER 30,
                                          ---------------------------     ---------------------------
                                              2005           2004              2005            2004           2005
                                          -----------     -----------     -----------     -----------     -------------
                                                   (UNAUDITED)                       (UNAUDITED)          (UNAUDITED)
                                          ---------------------------     ---------------------------     -------------


General and administrative eeeexpenses         56,402           2,053          62,906           3,151         152,551
                                          -----------     -----------     -----------     -----------     -----------

OPERATING LOSS - LOSS FOR THE
     PERIOD                                    56,402           2,053          62,906           3,151         152,551
                                          ===========     ===========     ===========     ===========     ===========
Loss per share ("EPS") - basic and
diluted:                                  $     (0.00)    $     (0.00)    $     (0.00)    $     (0.00)    $     (0.00)
                                          ===========     ===========     ===========     ===========     ===========

Weighted average number of shares in
computation of EPS
                                           18,584,002      16,440,000      17,512,000      16,440,000
                                          ===========     ===========     ===========     ===========

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL
                                  STATEMENTS.

                          TRACEGUARD TECHNOLOGIES, INC.
                       (FORMERLY IBHAS TECHNOLOGIES INC.)
                          (A DEVELOPMENT STAGE COMPANY)
             CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  IN US DOLLARS
                                    UNAUDITED

                                                                                   FOR THE PERIOD FROM
                                                                                      MARCH 20, 2002
                                                             SIX MONTHS ENDED        (INCEPTION) TO
                                                               SEPTEMBER 30,          SEPTEMBER 30,
                                                          -----------------------
                                                            2005            2004          2005
                                                          --------        -------    ----------------
                                                                 (UNAUDITED)           (UNAUDITED)
                                                          -----------------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss for the period                                        (62,906)        (3,151)      (152,551)
Adjustments to reconcile loss to net cash
   used in operating activities:
   Income and expenses not involving cash flow -
   imputed interest on notes payable to shareholders           866                         3,119
   Changes in operating assets and liabilities:
         Increase in accounts receivables                 (100,000)                     (100,000)
         Increase (decrease) in accounts payable            47,057         (2,172)        63,137
                                                          --------         ------       --------
Net cash used in operating activities                     (114,983)        (5,323)      (186,295)
                                                          --------         ------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of share capital, net of issuance expenses        143,300                       193,800
Receipts on account's of shares to be allotted              31,500                        31,500
Receipts of notes payable to shareholder                     4,500          6,701         34,571
                                                          --------         ------       --------


Net cash provided by financing activities                  179,300          6,701        259,871
                                                          --------         ------       --------

INCREASE IN CASH AND CASH EQUIVALENTS                       64,317          1,378         73,576

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF PERIOD         9,259            982
                                                          --------         ------       --------

                                                          ========         ======       ========
CASH AND CASH EQUIVALENTS AT THE END OF PERIOD              73,576          2,360         73,576
                                                          ========         ======       ========

SUPPLEMENTARY INFORMATION ON FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:

1) In September 2005 the Company issued 100,000 shares for services. The fair value of the shares was $70,000.

2) In September 2005 the Company issued 18,166,670 common shares as dividend shares to its existing shareholders.


     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THEE CONDENSED FINANCIAL
                                  STATEMENTS.

                          TRACEGUARD TECHNOLOGIES, INC.
                       (FORMERLY IBHAS TECHNOLOGIES INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                    CONDENSED INTERIM CONSOLIDATED STATEMENT
                 OF CHANGES IN SHAREOLDERS' (CAPITAL DEFICIENCY)
                                  IN US DOLLARS
                                    UNAUDITED

                                                                           RECEIPTS
                                              NUMBER                     ON ACCOUNT'S   ADDITIONAL
                                                OF           SHARE       OF SHARES TO     PAID IN     ACCUMULATED
                                              SHARES        CAPITAL      BE ALLOTTED      CAPITAL       DEFICIT         TOTAL
                                            ------------------------------------------------------------------------------------

CHANGES IN THE PERIOD FROM MARCH
20, 2002 to March 31, 2002 (audited):

Issuance of common shares to founders       2,500,000          2,500             --             --             --          2,500

Net loss                                                                                                   (2,007)        (2,007)
                                           ----------         ------         ------        -------       --------        -------

BALANCE AT MARCH 31, 2002 (audited)         2,500,000          2,500             --             --         (2,007)           493

CHANGES DURING THE YEAR ENDED
MARCH 31, 2003 (audited):
Net loss                                                                                                   (2,188)        (2,188)
                                           ----------         ------         ------        -------       --------        -------

BALANCE AT MARCH 31, 2003 (audited)         2,500,000          2,500             --             --         (4,195)        (1,695)
CHANGES DURING THE YEAR ENDED
MARCH 31, 2004 (audited):

Issuance of common shares                     240,000            240                        47,760                        48,000
Net loss                                                                                                  (72,068)       (72,068)
                                           ----------         ------         ------        -------       --------        -------

BALANCE AT MARCH 31, 2004 (audited)         2,740,000          2,740                        47,760        (76,263)       (25,763)
CHANGES IN THE YEAR ENDED
MARCH 31, 2005 (audited):
Net loss                                                                                                  (13,382)       (13,382)
                                           ----------         ------         ------        -------       --------        -------

BALANCE AT MARCH 31, 2005 (audited)         2,740,000          2,740             --         47,760         89,645        (39,145)
CHANGES DURING THE SIX MONTHS ENDED
SEPTEMBER 30, 2005 (unaudited):

Issuance of common shares (net of
issuance expenses)                            893,334            893                        72,407                        73,300

Issuance of dividend shares                18,166,670         18,167                       (18,167)                           --

Receipts on account's of shares to be
allotted                                                                     31,500                                       31,500

Issuance of shares to service providers       100,000            100                        69,900                        70,000
Net loss                                                                                                  (62,906)       (62,906)
                                           ----------         ------         ------        -------       --------        -------

BALANCE AT SEPTEMBER 30, 2005
(unaudited)                                21,900,004         21,900         31,500        171,900       (152,551)        72,749
                                           ==========         ======         ======        =======       ========        =======

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THEE CONDENSED FINANCIAL
                                  STATEMENTS.

                          TRACEGUARD TECHNOLOGIES, INC.
                       (FORMERLY IBHAS TECHNOLOGIES INC.)
                          (A DEVELOPMENT STAGE COMPANY)
          NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED


NOTE 1 - GENERAL

      a. TraceGuard Technologies, Inc. (formerly: IBHAS Technologies Inc.) ("the Company") was incorporated in Nevada on March 20, 2002. Initially the Company's plan was to develop and market an internet based computer software program known as IBHAS software. The IBHAS computer software program was intended to automate the process of submission of Internet web page information in multiple languages to major internet search engines. Changes in the market place forced the Company to seek other technologies.

      b. On August 15, 2005 the Company signed a letter of intent ("the LOI") regarding licensing from Tracetrack Technologies Ltd ("Tracetrack") certain technologies and intellectual properties. Pursuant to the LOI the Company and Tracetrack will enter into a definitive licensing agreement upon satisfaction of certain conditions. The Company paid $100,000 to Tracetrack for these rights and will pay Tracetrack royalties at the rate of three percent (3%) of sales. The Company's commitment to pay royalties to Tracetrack shall remain in force until the earlier of: 1. The lapse of five years from the first commercial sale of the product as defined in the LOI or 2. The aggregated amount of royalty payments paid by the Company to Tracetrack amounts to $2.5 million.

      c. On August 24, 2005, the Company completed a private placement offering of 893,334 shares of its Common shares, par value $0.001 per share, to investors for an aggregated purchase price of approximately $160,800. The aforementioned Common shares were sold in reliance upon exemption afforded by the provisions of Regulation S under the 1933 Securities Act.

      d. On September 12, 2005 the Company increased its authorized common stock from 25,000,000 shares to 150,000,000 shares. In addition, the board of Directors approved an allotment of fully paid dividend shares, $0.001 par value to the company's shareholders such that the holder of each share was issued 5 shares, $0.001 par value.

      e. On September 12, 2005 a wholly-owned subsidiary, TraceGuard Technologies LTD. ("the Subsidiary"), was incorporated in Israel. It is expected that the Subsidiary will establish a research and development center in Israel, recruit employees and carry out R&D activities. The Subsidiary is intended to be the sole sub-licensee under the LOI for the continued development of the Company's product.

      f. In September 2005, the Company entered into a service agreement upon which the service provider shall provide the Company services in consideration for shares of the Company's common stock. The Company granted this service provider a total of 100,000 shares. The fair value of such shares was determined to be $70,000.

      g. As reflected in the accompanying interim condensed consolidated financial statements, the Company's operations for the three and six month period ended September 30, 2005, resulted in a net loss of $56,402 and $62,906, respectively. Shareholders' equity as of September 30, 2005 is $72,749. The Company's ability to continue operating as a going concern is dependent on its ability to raise sufficient additional working capital. Management's plans in this regard include, among other things, raising additional cash from current and potential shareholders.

                          TRACEGUARD TECHNOLOGIES, INC.
                       (FORMERLY IBHAS TECHNOLOGIES INC.)
                          (A DEVELOPMENT STAGE COMPANY)
          NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED


NOTE 2 - SIGNIFICANT ACCOUNTING POLICES

      A. Basis of presentation: the accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual statement filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year March 31, 2005 as reported in Form 10-KSB, have been omitted.

      B.    The Company's fiscal year end is March 31.

      C. All share-based payments to service providers are recognized in the financial statements based on their fair value. Fair value is based on market conditions and the Company latest private placement to investors.


NOTE 3 - CHANGE OF CONTROL

            On June 29, 2005, an investment group acquired an aggregate of 2,100,000 shares of the outstanding common stock shares the Company from the following (then shareholders) Benjamin West, Mohanad Shurrab and Abdellatif Anabtawi. Such shares represented approximately 76.6% of the issued and outstanding shares of the common stock shares of the Company (at the time of the purchase).

            In connection with the sale of the Company's common stock, Mohanad Shurrab resigned as a member of the board of directors on June 29, 2005 and Benjamin West resigned from his positions as Chief
            Executive Officer, President, Secretary and Treasurer of the Company. Subsequent to the foregoing resignations, Mr. Jacob Eluz was appointed as a member of the board of directors of the Company and as the Chief Executive Officer, President, Treasurer and Secretary of the Company. Mr. Eluz was later replaced by Mr. Meir Zucker who was appointed as the Chief Executive Officer and President, (Mr. Jacob Eluz remained as the Treasurer and Secretary of the Company). Dr. Ehud Ganani was elected to the board of Directors of the company as Chairman of the Board.

                          TRACEGUARD TECHNOLOGIES, INC.
                       (FORMERLY IBHAS TECHNOLOGIES INC.)
                          (A DEVELOPMENT STAGE COMPANY)
          NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED


NOTE 4 - TRANSACTIONS AND BALANCES WITH RELATED PARTIES

            Dr. Fredy Ornath is the holder of 44% shares of common stock of the Company and the holder of 99.8% shares of common stock of Material Systems Ltd., which owns Tracetrack. Dr. Ornath fully disclosed his relationship with Tracetrack to the Board of Directors of the Company.

NOTE 5 - SUBSEQUENT EVENTS

      a. In November 2005, a private placement was completed, offering 214,285 units, each "unit" comprising one share of common stock and two common share purchase warrants each for a share of common stock for an aggregate purchase price of $150,000. The aforementioned securities were sold in reliance upon the exemption afforded by the provisions of Regulation S, as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended.

      b. In October 2005, the Company received waivers of all rights regarding the notes payables to shareholders in amount of $37,690.


      c. In November 2005, the Company entered into several service agreements, upon which the service providers shall provide the Company services in consideration for the Company's shares and warrants. The Company will grant a total of 73,000 shares and 40,000 warrants to purchase shares of the Company at a price of 70 cents per share.


      D. The Company entered into agreements with consultants and brokers in the form of "Finder Fee Agreement" in which in return for their services they will receive cash payment and shares of the Company proportional to the amount invested in the Company by investors as result of their direct efforts.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

                           FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

As used in this quarterly report, the terms "we", "us", "our company", "the Company" and "TraceGuard Technologies" mean TraceGuard Technologies Inc., unless otherwise indicated. All dollar amounts refer to US dollars unless otherwise indicated.

THE FOLLOWING DISCUSSION AND ANALYSIS PROVIDES INFORMATION WHICH OUR MANAGEMENT BELIEVES IS RELEVANT TO AN ASSESSMENT AND UNDERSTANDING OF OUR COMPANY'S RESULTS OF OPERATIONS AND FINANCIAL CONDITION. THIS DISCUSSION SHOULD BE READ TOGETHER WITH OUR FINANCIAL STATEMENTS AND THE NOTES TO FINANCIAL STATEMENTS WHICH ARE INCLUDED IN THIS REPORT, AND WITH OUR COMPANY'S FORM 10-KSB.

GENERAL

Our business plan strategy has changed and is now focusing on developing technologies for homeland security applications. This new focus is based on an exclusive licensing agreement with Tracetrack Technologies Ltd. which is yet to be finalized with a definite agreement between us and Tracetrack. The technology developed by Tracetrack is considered a breakthrough in automatic screening of carry-on luggage at airports and other checkpoints for explosive materials. Up until June 30, 2005 our business plan was to develop and market an Internet computer software program that was designed to automate the process of submission of Internet web page information in multiple languages to major Internet search engines.

CASH REQUIREMENTS

Over the next thirty months we will require financing in the amount of $8,500,000 to initiate the development products, based on the licensed technology, through our wholly owned subsidiary, TraceGuard Technologies LTD, registered in Israel, and for marketing efforts, as follows:

Estimated funding required during the next thirty months:

Development and Patents                                           $3,300,000
Marketing and business development                                $1,500,000
Operating expenses                                                $2,500,000
Initial working capital                                           $1,200,000
                                                                  ----------
Total                                                             $8,500,000
                                                                  ----------

As at September 30, 2005, we had a working capital and equity of $72,749. We plan to raise additional cash of $1,000,000 until December 31, 2005 to allow us to commence the development of our product. We plan to raise the capital required to meet these immediate short-term needs, and additional capital required to meet the balance of our estimated funding requirements for the twelve months, primarily through private placement and through public offering of our securities. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligation as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders.

PRODUCT RESEARCH AND DEVELOPMENT

We anticipate that our wholly owned subsidiary, TraceGuard Technologies LTD registered in Israel will recruit several professional employees over the next few months as part of the establishment of an R&D center in Israel.

LEASE AGREEMENTS & INVESTMENTS

The Company and our wholly owned Subsidiary, entered into agreements to lease office space in Arlington VA, Manhattan NY and Petach-Tikva (Israel). Total expected fees for the next 12 months are approximately $163,000.

The Company and our wholly owned Subsidiary plans to invest about $45,000 during November and December 2005 in improvements in its new facilities. In addition, computers and software's will be purchased to its development group, estimated at about $30,000.

EMPLOYEES

Currently there are no full time or part-time employees of the Company (other than our directors and officers who, at present, have not signed employment or consulting agreements with us). We do expect to recruit number of part time and full time developers over the next 12-month period and also enter into employment or consulting agreements with our officers or directors.

GOING CONCERN

Due to being a development stage company and not generating any revenues, in the consolidated financial statements for the year ended March 31, 2005 our auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, or assuming loans would be available, however, they will increase our liabilities and future cash commitments.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

The Company does not expect that the adoption of recently issued accounting pronouncements will have a significant impact on our results of operations, financial position or cash flows.

ACCOUNTING POLICIES

The Securities and Exchange Commission ("SEC") defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

Not all of the accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the following policies could be deemed to be critical within the SEC definition. We have historically incurred losses, and through September 30, 2005 have incurred losses of approximately $153,000.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2005 and 2004

Our company recorded losses of $56,402 and $2,053 for the three month periods ending September 30, 2005 and 2004, respectively, and losses of $152,551 since inception to September 30, 2005. The principal components of the losses were for general and administrative expenses.

Operating expenses for the three months ending September 30, 2005 and 2004 were $56,402 and 2,053, respectively.

Six months ended September 30, 2005 and 2004

Our company recorded losses of $62,906 and $3,151 for the six months ending September 30, 2005 and 2004, respectively, and losses of $152,551 since inception to September 30, 2005. The principal components of the losses were for general and administrative expenses.

Operating expenses for the six months ending September 30, 2005 and 2004 were $62,906 and $3,151, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2005, we had positive working capital of $72,749.

At September 30, 2005, our company's total assets were $173,576 which consisted of cash and accounts receivables.

At September 30, 2005, our company's total liabilities were $100,827

We have had no revenues since inception.

We have no long-term debt and do not regard long-term borrowing as a good, prospective source of financing.

RECENT ACCOUNTING PRONOUNCEMENTS

On June 7, 2005, FASB issued Statement No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements" ("SFAS No. 154"). SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of SFAS No. 154 will have a material effect on our consolidated financial position, results of operations or cash flows.

In December 2004, FASB issued the revised SFAS No. 123, "Share-Based Payment" ("SFAS No. 123R"), which addresses the accounting for share-based payment transactions in which we obtain employee services in exchange for (a) our equity instruments or (b) liabilities that are based on the fair value of our equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for employee share-based payment transactions using APB No. 25, and requires instead that such transactions be accounted for using the grant-date fair value based method. SFAS No. 123R provided for an effective date as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 (July 1, 2005 for us). Early adoption of SFAS No. 123R is encouraged.

On April 15, 2005, the SEC approved a new rule, under which SFAS No. 123R is effective for public companies at the beginning of their next fiscal year that begins after June 15, 2005 (January 1, 2006 for us). SFAS No. 123R applies to all awards granted or modified after the effective date of SFAS No. 123R. In addition, compensation cost for the unvested portion of previously granted awards that remain outstanding on the effective date of SFAS No. 123R shall be recognized on or after the effective date, as the related services are rendered, based on the awards' grant-date fair value as previously calculated for the pro forma disclosure under SFAS No. 123.

We estimate that the cumulative effect of adopting SFAS No. 123R as of our adoption date (January 1, 2006), based on the awards outstanding as of September 30, 2005, will not be material. This estimate does not include the impact of additional awards, which may be granted, or forfeitures, which may occur after September 30, 2005 and prior to our adoption of SFAS No. 123R. We expect that upon the adoption of SFAS No. 123R, we will apply the modified prospective application transition method, as permitted by SFAS No. 123R. Under such transition method, upon the adoption of SFAS No. 123R, our financial statements for periods prior to the effective date of SFAS No. 123R will not be restated. The impact in the 2006 fiscal year and beyond will depend upon various factors, among them our future compensation strategy.

In March 2005, the SEC issued Staff Accounting Bulletin 107, "Shared-Based Payment" ("SAB 107"), which offers guidance on SFAS No. 123R. SAB 107 was issued to assist companies by simplifying some of the implementation challenges of SFAS No. 123R while enhancing the information that investors receive. SAB 107 creates a framework that is premised on two overarching themes: (a) considerable judgment will be required by companies to successfully implement SFAS No. 123R, specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB 107 include valuation models, expected volatility and expected term. We will apply the principles of SAB 107 in conjunction with our adoption of SFAS No. 123R.

ITEM 3. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being September 30, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive and principal financial officer. Based upon that evaluation, our principal executive and principal financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 24, 2005, we completed a private placement offering of 893,334 shares our common stock, par value $0.001per share, to investors for an aggregate purchase price of approximately $160,800 in reliance upon the exemption afforded by the provisions of Regulation S under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Item Number       Exhibit

3.1 Certificate of Incorporation (incorporated by reference to the Company's Registration Statement on Form SB-2, filed on June 18, 2002)

3.2 Certificate of Amendment to Certificate of Incorporation (incorporated by reference to the Company's Form 8-K, filed on September 12, 2005)

3.3 Bylaws (incorporated by reference from our Registration Statement on Form SB-2, filed on June 18, 2002).

10.1  Letter  of  Intent   between  Ibhas   Technologies   Inc.  and  Tracetrack
      Technologies Ltd, dated August 15, 2005 (incorporated by reference to the Company's Form 8-K, filed on August 22, 2005)

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TraceGuard Technologies, Inc.

By:

/s/ Meir Zucker
------------------------------------------
Meir H. Zucker, President, Chief Executive
Officer
(Principal Executive Officer)
Date:  November 17, 2005


/s/ David Ben-Yair
- --------------------------------------
David Ben-Yair, Chief Financial Officer
(Principal Financial Officer)
Date:  November 17, 2005