Form 10KSB
period 2005-12-31
TRACEGUARD TECHNOLOGIES, INC.
filed 2006-03-31
CIK 1174890

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[ ] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
1934

      For the fiscal year ended December 31, 2005

[X] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the period from April 1, 2005 through December 31, 2005


                        Commission File Number: 000-50329

                          TRACEGUARD TECHNOLOGIES, INC.
                 (Name of small business issuer in its charter)

--------------------------------------------------------------------------------
            Nevada                                      98-0370398
--------------------------------------------------------------------------------
State or other jurisdiction of
incorporation or organization              I.R.S. Employer Identification Number
--------------------------------------------------------------------------------

             330 Madison Avenue, 9th Floor, New York, New York 10017
                     (Address of principal executive office)

                    Issuer's telephone number: (866) 401-5969

       Securities registered under Section 12(b) of the Exchange Act: None

       Securities registered under Section 12(g) of the Exchange Act: None

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.) Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

The Issuer's revenues for the year ending December 31, 2005 were $0.

As of March 30, 2006 the number of shares outstanding of the Issuer's common stock was 22,578,860.

As of March 30, 2006 the aggregate number of shares held by non-affiliates was approximately 12,968,870.

As of March 30, 2006 the aggregate market value of the Issuer's common stock held by non-affiliates was $19,388,465, based on the average bid and asked price of $1.495 per share as of March 28, 2006.

DOCUMENTS INCORPORATED BY REFERENCE    None

                                   FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

                                      INDEX


                                                                                                                           Page


STATEMENT REGARDING FORWARD LOOKING STATEMENTS................................................................................3
PART I........................................................................................................................4
   ITEM 1. DESCRIPTION OF BUSINESS............................................................................................4
   ITEM 2. DESCRIPTION OF PROPERTY............................................................................................9
   ITEM 3. LEGAL PROCEEDINGS.................................................................................................10
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS................................................................10
PART II......................................................................................................................11
   ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES
   OF EQUITY SECURITIES......................................................................................................11
   ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.........................................................12
   ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................................................................16
   In US dollars.............................................................................................................22
   ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..............................46
   ITEM 8A. CONTROLS AND PROCEDURES..........................................................................................46
   ITEM 8B. OTHER INFORMATION................................................................................................46
PART III.....................................................................................................................47
   ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE  WITH SECTION 16(a) OF THE
   EXCHANGE ACT..............................................................................................................47
   ITEM 10. EXECUTIVE COMPENSATION...........................................................................................49
   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS...................49
   EQUITY COMPENSATION PLAN INFORMATION......................................................................................51
   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................................................................51
   ITEM 13. EXHIBITS.........................................................................................................51
   ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES...........................................................................52

                 STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In this annual report, references to "TraceGuard," "TCGD," , "the Company," "we," "us," and "our" refer to TraceGuard Technologies, Inc.

Except for the historical information contained herein, some of the statements in this Report contain forward-looking statements that involve risks and uncertainties. These statements are found in the sections entitled "Business," "Management's Discussion and Analysis or Plan of Operation," and "Risk Factors." They include statements concerning: our business strategy; expectations of market and customer response; liquidity and capital expenditures; future sources of revenues; expansion of our proposed product line; and trends in industry activity generally. In some cases, you can identify forward-looking statements by words such as "may," "will," "should," "expect," "plan," "could," "anticipate," "intend," "believe," "estimate," "predict," "potential," "goal," or "continue" or similar terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks outlined under "Risk Factors," that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For example, assumptions that could cause actual results to vary materially from future results include, but are not limited to: our ability to successfully develop and market our products to customers; our ability to generate customer demand for our products in our target markets; the development of our target markets and market opportunities; our ability to manufacture suitable products at competitive cost; market pricing for our products and for competing products; the extent of increasing competition; technological developments in our target markets and the development of alternate, competing technologies in them; and sales of shares by existing shareholders. Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Unless we are required to do so under US federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements

                                     PART I
ITEM 1. DESCRIPTION OF BUSINESS

Organizational History

TraceGuard was incorporated in the state of Nevada on March 20, 2002, under the name IBHAS Technologies Inc.("IBHAS"), for the purpose of developing and marketing an internet based computer software program. On June 29, 2005, a group of individual investors acquired approximately 76.6% of IBHAS's outstanding shares. On August 15, 2005 a letter of intent was signed between IBHAS and Tracetrack Technology Ltd. ("TraceTrack"), an Israeli based company, regarding the licensing of certain patents owned by Tracetrack. As a result, IBHAS determined to focus its business operations on the development and marketing of products for the homeland security market. In pursuant to the letter of intent, the Company paid TraceTrack a down payment of $100,000.

Effective September 12, 2005 the Registrant changed its name from IBHAS Technologies Inc. to TraceGuard Technologies, Inc.

On February 15, 2006, the Company's wholly owned subsidiary, TraceGuard Technologies Ltd. (the "Subsidiary") entered into a License Agreement (the "Agreement") with Tracetrack. Pursuant to the Agreement, the Company, under certain terms and conditions as set forth in the Agreement, acquired an exclusive, worldwide, perpetual license to the patents and related know-how owned by Tracetrack, which involves technology being developed to be used for the collection of explosive traces. In consideration for the license granted to the Company, Tracetrack will receive royalty payments of 3% of net sales until the earlier of: five years from the first commercial sale of a product, or an aggregate total royalty payment of $2,500,000. This is in addition to the down payment mentioned above.

Overview of Business

TraceGuard is a technology development company engaged in the development of explosive trace collection technologies which can increase the accuracy of current explosive detection products and reduce the amount of time required to inspect suspicious luggage and packages. While TraceGuard has not yet begun production and distribution, it intends to utilize its technology to produce explosive trace collection products, which it plans to introduce to the security marketplace through sales, integration with products through original equipment manufacturer licenses and through joint ventures and strategic partnerships with other companies involved in the production of products for the security market.

Features and Benefits of TraceGuard's Products

TraceGuard utilizes technology that is capable of extracting particle residue from external and internal surfaces of luggage or packages, thereby increasing the ability to detect traces of explosives or potentially other forms of illegal contraband being smuggled. While current chemical analyzers, used to check for explosives at security checkpoints, require an individual to swab the external surfaces of pieces of luggage or packages to gather particles for analysis, the technology being developed by TraceGuard will be capable to automatically gather particles for analysis of inspected items.

TraceGuard will use the proprietary technology it has licensed from Tracetrack to design a flexible enclosure in which a suspect package or piece of luggage can be placed. Once placed in the enclosure, the flexible material enables decompression and agitation of the air surrounding the package in order to release particles and vapors from the pieces of luggage or packages. This process should provide current chemical analyzers with additional particles to be analyzed, thus expected to provide a more accurate analysis of the contents of the package.

TraceGuard's Products

The products being developed by TraceGuard are intended to be utilized regardless of the individual operators skill, experience or motivation, and will work independently without the requirement of an individual to swab across a suspicious package. In addition, the following products may be utilized in various settings for the collection of explosive traces, drugs, biological weapons (i.e. anthrax) or even contaminated food and drugs.

CarrySafe

The initial product which TraceGuard intends to introduce will be called "CarrySafe." CarrySafe is intended to be used at airport gates, at entrances to secured areas and buildings or other similarly restricted locations, for screening of carry-on luggage used by passengers. This product is being designed to be used along with current standard chemical analyzers, which are already being used in airport security systems. Questionable carry-on luggage would be placed inside the CarrySafe chamber in order to be manipulated so that the air particles from the luggage will be released. Once released and collected, the particles would then be analyzed by standard chemical analyzers.

HoldSafe

TraceGuard is planning on developing an additional product called "HoldSafe". HoldSafe will be designed to be deployed in conjunction with existing X-Ray systems and Computer Tomography (CT) based Explosive Detection Systems, currently being used in luggage screening systems in airports. The HoldSafe is intended for use to screening larger packages and luggage which would normally be checked-in. It will use a similar automated explosive trace collection process as CarrySafe.

CargoSafe

Similar to TraceGuard's CarrySafe and HoldSafe products, CargoSafe will be designed to deliver a more efficient method of screening air-born cargo. Currently, only a small percentage of air-born cargo delivered is checked for suspicious materials.

Suppliers and Production Process

TraceGuard's products are currently in the development stage, so it has no contracts or arrangements for the production of its products or for the provision of raw goods and supplies necessary for the manufacture of its products.

Distribution

TraceGuard does not have any mechanism for the distribution of its products. However, TraceGuard's current strategy is to work closely with regulators responsible for airport security, both in the U.S. and elsewhere in order to develop and tailor its products to meet their specific requirements and needs. In addition, TraceGuard plans on joining with suppliers of other screening equipment and analyzer suppliers, with a view towards incorporating its technology into the products currently being offered by such suppliers.

Intellectual Property

TraceGuard has obtained, subject to certain terms and conditions, as set in the Agreement, an exclusive, worldwide, perpetual license for the following pending patents, which have been filed by Tracetrack in the USA and Western Europe:

      o PCT/IL03/00041, covering the usage of a conformal flexible enclosure coupled with mechanical agitation to enhance the efficiency of collecting traces of substances, therefore increasing the probability of detection of illicit substances when used with suitable chemical analyzers.

      o PCT/IL2004/000011, covering additional aspects of trace collection using the conformal flexible enclosure taking advantage of additional enhancements for increasing the efficiency of trace collection, in view of detection using suitable chemical analyzers.

TraceGuard has recently filed 2 patent applications and a patent provisional in the U.S. These patents cover key aspects of its core technology.

TraceGuard is in the process of preparing additional patent applications, in the United States and other countries, for additional technologies, which it has developed and is planning to develop. These additional technologies pertain to the use of its licensed proprietary technology in conjunction with its future products for the security market.

Competition

To date, TraceGuard has not commenced commercial production or sale of its products. TraceGuard's future proprietary collection products will be highly specialized and sufficiently novel, so that they are not currently believed by TraceGuard to compete directly with other products. Therefore the selection of TraceGuard's products over alternative methods will be dependent on the acceptance by the security industry. In addition, the Company will be relying on other companies, such as L3, Smith Detection, Thermo or GE, to integrate TraceGuard's technology with the products they currently provide for security screening. The Company will be approaching authorities, such as the U.S. Transportation Security Administration ("TSA"), to include TraceGuard's products in their current procedures when screening packages and luggage.

Government Regulation

In the U.S., the TSA is responsible for screening all commercial airline passengers and baggage for weapons, explosives, and other hazardous or dangerous items. Senior Homeland Security executives have publicly stated that the top concern of the TSA is to stop explosives at checkpoints in over 450 U.S. commercial airports.

The TSA has established a framework for assessing all relevant technologies, for certifying products and for awarding contracts. TraceGuard is planning to seek regulatory approval, and is planning on working with the regulators, such as TSA in the U.S. and other government agencies in other jurisdictions, to insure that its products meet their specific requirements.

Employees

As of March 30, 2006 TraceGuard employs 14 individuals and several consultants. TraceGuard has not experienced any work stoppages and TraceGuard considers relations with its employees to be good. TraceGuard anticipates hiring additional employees as it increases production and distribution of its products.

Risk Factors

Our Company Has A History Of Losses And We Expect To Incur Losses For The Foreseeable Future.

We had no revenues since inception. As a development stage company, we are at the earliest stages of executing against our business plan, our ability to operate successfully is materially uncertain and our operations are subject to significant risks inherent in a developing business enterprise. Most notably, we do not expect that any products resulting from our research and development efforts will be commercially available over the next year, if at all. We do also not expect to generate revenues from strategic partnerships or otherwise for at least the next 12 months, and likely longer. Furthermore, we expect to incur substantial and increasing operating losses for the next several years as we increase our spending to execute our development programs. These losses are expected to have, an adverse impact on our working capital, total assets and stockholders' equity, and we may never achieve profitability.

TraceGuard is a Development Stage Company with a Non-Commercialized Technology and Little Experience in the Operation of its Business. There is a Risk that TraceGuard's Business May Fail.

To date, TraceGuard has been involved primarily in research, testing and product development. TraceGuard has only a limited operating history and no experience in producing and bringing to market its products. TraceGuard may experience in the future many of the problems, delays and expenses encountered by any early stage business, many of which are beyond its control. These problems include, but are not limited to:

      o substantial delays and expenses related to testing, development, and production of TraceGuard's products,

      o unanticipated difficulties relating to the production and marketing of a new product in the marketplace,

      o  competition from larger and more established companies

      o lack of market acceptance of TraceGuard's new products and technologies.

TraceGuard has only a limited operating history upon which to base any projection of the likelihood it will prove successful, and thus TraceGuard cannot assure that it will achieve profitable operations or even generate any operating revenues.

In addition, TraceGuard's patent pending licensed technology is a new approach to collecting explosive traces from concealed enclosures such as luggage, cargo and vehicles and the unproven aspects of its technology may never prove commercially viable. There is the potential that TraceGuard may not be able to produce on a sustainable basis. It is also possible that TraceGuard's proposed products will not meet certain regulatory requirements of the US Transportation Security Administration and other government agencies and it may not be able to manufacture or successfully market its proposed products at a reasonable cost.

TraceGuard's Rights to its Explosive Collection Technologies and Proposed Products are Subject to a License Agreement. No Assurance Can Be Given That TraceGuard Will Comply With the Terms of Such Agreement.

The rights that TraceGuard has to its explosive trace collection technologies and proposed products are derived from the license agreement entered into with Tracetrack. This agreement has terms and conditions that must be met in order for TraceGuard to remain as the exclusive, worldwide licensee of the patent. These terms and conditions relate to yearly sales and to royalty payment obligations. If, for any reason whatsoever, the license agreement was terminated or if TraceGuard were to lose its rights thereunder, TraceGuard would lose all rights it currently has to its explosive trace collection technologies and proposed products. Such a development would have a material adverse effect on TraceGuard's business, financial condition and prospects.

TraceGuard Licenses its Technology From a Third Party and Such Technology May Not be Adequately Protected From Unauthorized Use by Others or Infringement on Other's Proprietary Technologies By TraceGuard, Which Could Increase TraceGuard's Litigation Costs and Delay the Introduction of its Products to the Marketplace.

TraceGuard licenses its technology from a third party, Tracetrack. The success of TraceGuard will depend in part on the ability to maintain and enforce patent protection for this technology and to preserve its trade secrets, and to operate without infringing upon the proprietary rights of third parties. TraceGuard has obtained an exclusive, worldwide, perpetual license to the patents and related know-how owned by Tracetrack, which involves technology being developed to be used for the collection of explosive traces. There can be no assurance that the patent underlying TraceGuard's license will provide proprietary protection or a competitive advantage to TraceGuard.

TraceGuard cannot be certain that the creators of Tracetrack's technology were the first inventors of inventions covered by Tracetrack's patents or that they were the first to file. Accordingly, there can be no assurance that patents will be valid or will afford TraceGuard's license protection against competitors with similar technology. The failure to maintain patent protection on the technologies underlying TraceGuard's proposed products may have a material adverse effect on TraceGuard's competitive position and business prospects.

It is also possible that Tracetrack's technologies may infringe on patents or other rights owned by others. TraceGuard may have to alter its products or processes, pay further licensing fees, defend an infringement action or challenge the validity of the patents in court, or cease activities altogether because of patent rights of third parties, thereby causing additional unexpected costs and delays to TraceGuard. There can be no assurance that a further license will be available to TraceGuard, if at all, upon terms and conditions acceptable to TraceGuard or that TraceGuard will prevail in any patent litigation. Patent litigation is costly and time consuming, and there can be no assurance that TraceGuard will have sufficient resources to pursue such litigation. If TraceGuard does not obtain a further license under such patents, is found liable for infringement or is not able to have such patents declared invalid, TraceGuard may be liable for significant money damages and may encounter significant delays in bringing products and services to market. There can be no assurance that TraceGuard or Tracetrack has identified United States and foreign patents that pose a risk of infringement.

TraceGuard May Experience Difficulties in the Introduction of Its Products that Could Result in TraceGuard Having to Incur Significant Unexpected Expenses or Delay the Launch of New Products.

TraceGuard's products have not yet been fully developed or distributed. These development stage products may not be completed in time to allow production or marketing due to the inherent risks of new product and technology development, limitations on financing, competition, obsolescence, loss of key personnel and other factors. Unanticipated technical obstacles can arise at any time and result in lengthy and costly delays or in a determination that further development is not feasible. Therefore, there can be no assurance of timely completion and introduction of improved products on a cost-effective basis, or that such products, if introduced, will achieve market acceptance such that they will sustain TraceGuard to achieve profitable operations.

TraceGuard currently does not have any mechanism for the distribution of its products being developed for the collection of explosive traces. If TraceGuard is unable to obtain or develop a sufficient method for the distribution of its explosive detection products, it will be unable to develop the commercial use of Tracetrack's intellectual property.

TraceGuard May Need to Raise Capital to Fund its Operations, and its Failure to Obtain Funding When Needed may Force TraceGuard to Delay, Reduce or Eliminate its Product Development Efforts.

If in the future TraceGuard is not capable of generating sufficient revenues from operations and its capital resources are insufficient to meet future requirements, TraceGuard may have to raise funds to continue the development, commercialization, marketing and sale of its licensed technologies.

TraceGuard cannot be certain that funding will be available on acceptable terms, or at all. To the extent that TraceGuard raises additional funds by issuing equity securities, its stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact TraceGuard's ability to conduct its business. If TraceGuard is unable to raise additional capital if required or on acceptable terms, it may have to significantly delay, scale back or discontinue the development and/or commercialization of one or more of its product candidates, restrict its operations or obtain funds by entering into agreements on unattractive terms.

TraceGuard is Dependent Upon Key Personnel.

TraceGuard's success is heavily dependent on the continued active participation of its current Chairman, President & Chief Executive Officer Dr. Ehud Ganani and its subsidiary's Chief Scientist, Dr. Freddy Ornath. Loss of the services of one or more of these individuals could have a material adverse effect upon TraceGuard's business, financial condition or results of operations. None of these individuals currently have any plans to retire or leave TraceGuard in the near future. TraceGuard does not maintain any key life insurance policies for any of these individuals or other personnel. The loss of any of TraceGuard's senior personnel could significantly impact its business until adequate replacements can be identified and put in place.

There is a Risk that Products Developed by Competitors Will Reduce TraceGuard's Profits or Force It Out of Business.

TraceGuard may face competition from companies that are developing products similar to those it is developing. The security industry has spawned a large number of efforts to create technologies that help to detect explosives in concealed enclosures such as luggage, cargo and vehicles. These companies may have significantly greater marketing, financial and managerial resources than TraceGuard. TraceGuard cannot assure investors that its competitors will not succeed in developing and distributing products that will render TraceGuard's proposed products obsolete or noncompetitive. Generally, such competition could potentially force TraceGuard out of business.

TraceGuard May Be Subject to Government Approvals and Regulations that Reduce its Ability to Commercialize its Products, Increase TraceGuard's Costs of Operations and Decrease its Ability To Generate Income.

TraceGuard's ability to develop and commercialize its products is dependent upon approval from certain governmental security organizations, such as the US Transportation Security Agency and the Israeli Security Agency.

There can be no assurance that TraceGuard will obtain regulatory approvals and certifications for its products. Even if TraceGuard is granted such regulatory approvals and certifications, it may be subject to limitations imposed on the use of its products. In the future, TraceGuard may be required to comply with certain restrictive regulations, or potential future regulations, rules, or directives. TraceGuard cannot guarantee that restrictive regulations will not, in the future, be imposed. Such potential regulatory conditions or compliance with such regulations may increase TraceGuard's cost of operations or decrease its ability to generate income.

TraceGuard May Have Difficulties Managing Growth Which Could Lead to Higher Losses.

While TraceGuard has not yet achieved any revenues through the production and sale of its products, should certain events occur, it might be in a position to rapidly commercialize its products. Rapid growth would strain TraceGuard's human and capital resources, potentially leading to higher operating losses. TraceGuard's ability to manage operations and control growth will be dependent upon its ability to raise and spend capital to improve its operational, financial and management controls, reporting systems and procedures, and to attract and retain adequate numbers of qualified employees. Should TraceGuard be unable to successfully create improvements to its internal procedures and controls in an efficient and timely manner, management may receive inadequate information necessary to manage TraceGuard's operations, possibly causing additional expenditures and inefficient use of existing human and capital resources.

TraceGuard's Principal Research and Development Facility is Located in Israel, Which Has Historically Experienced Military and Political Unrest.

TraceGuard's principal Research and Development facility is located in Israel. As a result, TraceGuard is directly influenced by the political, economic and military conditions affecting Israel. Any major hostilities involving Israel, or the interruption or curtailment of trade between Israel and its present trading partners, could significantly harm TraceGuard's business, operating results and financial condition.

In addition, certain of TraceGuard's officers and employees may be obligated to perform annual reserve duty in the Israel defense forces and are subject to being called up for active military duty at any time. All Israeli male citizens who have served in the army are subject to an obligation to perform reserve duty until they are between 40 and 54 years old, depending upon the nature of their military service.

Because Some of TraceGuard's Officers and Directors are Located in Non-U.S. Jurisdictions, You May Have No Effective Recourse Against the Management for Misconduct and May Not Be Able to Enforce Judgment and Civil Liabilities Against TraceGuard's Officers, Directors, Experts and Agents.

All of TraceGuard's directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of their assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against TraceGuard's officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any U.S. state.


Your Percentage Ownership Will Be Diluted By Options We Intend To Grant To Management, Employees, Directors And Consultants.

In anticipation of hiring new management members and employees, recruiting new directors and retaining additional advisors, such as Advisory Board members, and consultants, we intend to make further grants under our stock option and incentive plans, pursuant to which we expect issue options to such individuals. Such issuances will, when made, dilute your percentage ownership in the company.


ITEM 2. DESCRIPTION OF PROPERTY

TraceGuard's principal office is located at 330 Madison Avenue, 9th floor, New York, NY 10017. This office consists of approximately 100 square feet which is rented on a monthly rent of $2,250. In addition, TraceGuard maintains an office at 2011 Crystal Drive, Arlington, VA, which consists of 100 square feet with a monthly rent of $1,300. TraceGuard's research and development facility is located at #6 Ravnitzki St., Segula Industrial Park, Petach Tikva 42799, Israel. This facility consists of 6,500 square feet with a monthly rent of $4,100.

The Company believes that these properties are adequate for its current and immediately foreseeable operating needs. The Company does not have any policies regarding investments in real estate, securities or other forms of property.

ITEM 3. LEGAL PROCEEDINGS

From time to time, TraceGuard may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Except as disclosed below, TraceGuard is currently not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse affect on its business, financial condition or operating results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

         None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

The Company's common stock is traded on the OTC Bulletin Board, referred to herein as the OTCBB, under the symbol "TCGD.ob." The common stock was initially approved for quotation on March 22, 2005 under the symbol "IBHS.ob," but there was no market for the Company's common stock. The following table sets forth the high and low bid prices of its Common Stock, as reported by the OTCBB for each quarter since September 12, 2005. The quotations set forth below reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.


                                       2005
                                -------------------
                                High*          Low*
                                -----          ----
4th Quarter................     4.59           0.70



As of March 30, 2006, there were approximately 114 holders of record of the Company's common stock.

Dividends

The Company has never declared or paid any cash dividends on its common stock. The Company currently intends to retain future earnings, if any, to finance the expansion of its business. As a result, the Company does not anticipate paying any cash dividends in the foreseeable future.

Recent Issuances of Unregistered Securities.

On August 24, 2005, the Company completed a private placement offering of 893,334 shares its common stock, par value $0.001 per share, to investors for an aggregate purchase price of approximately $160,800. The aforementioned securities were sold in reliance upon the exemption afforded by the provisions of Regulation S, as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended.

On November 6, 2005, the Company completed a private placement offering of 214,285 units, each "unit" comprising one share of the Company's common stock and two common share purchase warrants each for a share of the Company's common stock for an aggregate purchase price of approximately $150,000. The aforementioned securities were sold in reliance upon the exemption afforded by the provisions of Regulation S, as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended.

On December 5, 2005, the Company completed a private placement offering of 428,570 units, each "unit" comprising one share of the Company's common stock and two common share purchase warrants each for a share of the Company's common stock for an aggregate purchase price of $300,000. The aforementioned securities were sold in reliance upon the exemption afforded by the provisions of Regulation S, as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended and represented less than 5% of our outstanding shares of common stock.

On January 19, 2006, the Company completed a private placement offering of 1,607,836 units, each "unit" comprising one share of the Company's common stock and two common share purchase warrants each for a share of the Company's common stock for an aggregate purchase price of approximately $1,125,500. The aforementioned securities were sold in reliance upon the exemption afforded by the provisions of Regulation S, as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

Up until June 29, 2005 our business plan was to develop and market an Internet computer software program that was designed to automate the process of submission of Internet web page information in multiple languages to major Internet search engines. Currently, our business plan strategy is now focusing on developing technologies for homeland security applications. This new focus is based on an exclusive technology licensing agreement with Tracetrack Technologies Ltd., ("TraceTrack"), which was finalized in a licensing agreement between our wholly owned subsidiary, TraceGuard Technologies Ltd. (the "Subsidiary") and Tracetrack on February 15, 2006. Since inception, TraceTrack has focused on developing technologies for homeland security applications. Accordingly, since we intend to continue the business of TraceTrack, we consider TraceTrack to be a "predecessor entity" and have included the historical financial statements of TraceTrack as of December 31, 2005 and 2004, and for each of the three years in the period ended December 31, 2005, in this Annual Report on Form 10-KSB. In addition, a discussion of TraceTrack's results of operations are included below.

Cash Requirements

Our plan of operations for 2006 requires financing of $3,500,000 to initiate the development of our products, based on the licensed technology, through our Subsidiary, registered in Israel, and for marketing efforts, as follows:

Estimated funding required during 2006:

Development and Engineering                           $2,200,000
Marketing and business development                    $  300,000
General and Administrative                            $1,000,000
                                                      ----------
Total                                                 $3,500,000
                                                      ----------


As at December 31, 2005, we had a working capital and equity of approximately $735,000. Since January 1, 2006 we have raised additional sum of approximately $1,125,000 in private placements. We plan to raise additional cash of approximately $2,500,000, by April 30, 2006, primarily through private placements. We plan to raise additional funding through public offering of our securities by the end of 2006. This will allow us to continue with the development of our product,. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.

The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders.

Product Research and Development

We anticipate that our wholly owned subsidiary, TraceGuard Technologies Ltd registered in Israel will continue recruiting several professional employees over the next few months as part of the establishment of an R&D center in Israel.

Lease agreements & investments

The Company and our wholly owned subsidiary, entered into agreements to lease office space in Arlington VA, Manhattan NY and Petach-Tikva (Israel). Total expected fees for the next 12 months are approximately $92,500.

The Company and our wholly owned subsidiary plans has invested in the last few months approximately $175,000 in improvements in its new facilities. We plan to invest a further sum of approximately $25,000 for additional improvements.

In addition, a sum of approximately $80,000 has been invested in furniture, equipment, computer hardware and computer software for the Subsidiary's development group. We plan to invest additional $450,000 in this field.

Employees

As of March 30, 2006 there are 14 full time job employees, other than its officers and its directors, being employed by our Subsidiary. We expect to further recruit number of part time and full time employees in the field of engineering, R&D, administrative and business development over the next 12-month period.

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

Not all of the accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the following policies could be deemed to be critical within the SEC definition. We have historically incurred losses, and through December 31, 2005 have incurred losses of approximately $448,000.

On February 2, 2006, the Board of Directors of the Company approved a change in its fiscal year so it will end December 31, rather than end at March 31. As a result, the Company is reporting on this Form 10-KSB, the results of its activities for the transition period between April 1 2005 and December 31, 2005.

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

Results of Operations

Nine months ended December 31, 2005 and year ended March 31, 2005

Our company recorded losses of $357,960 for the nine months ended December 31, 2005 and $13, 382 for the year ended March 31, 2005, and losses of $447,605 since March 20, 2002 (start of development). The principal components of the losses were for R&D and general and administrative expenses.

TraceTrack recorded losses of $57,207 for the year ended December 31, 2005, and $298,565 for the year ended December 31, 2004. The principal components of the losses were for R&D and general and administrative expenses.

The Company's operating expenses for the nine months ending December 31, 2005 and for the year ended March 31, 2005 were $356, 533 and $13, 382, respectively. The principal components of the losses were for R&D and general and administrative expenses, mainly consisting of payroll cost and consulting expenses.

TraceTrack's operating expenses for the year ended December 31, 2005 and for the year ended December 31 2004 were $157,257 and $296,657, respectively. The principal components of the losses were for R&D and general and administrative expenses, mainly consisting of payroll cost and consulting expenses.

Liquidity and Capital Resources

At December 31, 2005, the Company had positive working capital of $733,566.

At December 31, 2005, TraceTrack had negative working capital of $365,796.

At December 31, 2005, the Company's total assets were $1,096,389 which consisted of cash, other receivables, other assets and property and equipment.

At December 31, 2005, TraceTrack's total assets were $19,782 which consisted of cash, other receivables and property and equipment.

At December 31, 2005, the Company's total liabilities were $186,207.

At December 31, 2005, TraceTrack's total liabilities were $1,140,245.

Both The Company and TraceTrack have had no revenues since inception.

As of December 31, 2005, the Company had working capital of $734 thousand and $896 thousand in cash and cash equivalents. Net cash of $1.27 million was provided during the nine months ended December 31, 2005. Net cash of $206 thousand was used in operating activities during the nine months ended December 31, 2005. The net loss for the nine months ended December 31, 2005 of $358.0 thousand, was due primarily to research and development activities of $30.5 thousand, general and administrative activities of $326 and financing expenses of $1.4 thousand. The Company's use of cash of $206 thousand in investment activities during nine months ended December 31, 2005 was primarily due to investing in intangible assets , property and equipment. Net cash of $1.3 million provided by financing activities was primarily for issuing of share capital and warrants of $0.6 million and receipt of $0.7 million on account of shares to be allotted.

Based on the Company's expectations and contingency plans described above, all of the above are expected to provide more than sufficient liquidity for the foreseeable future and the next 12 months in particular.

The Company has no long-term debt and does not regard long-term borrowing as a good, prospective source of financing.

As of December 31, 2005 TraceTrack had a negative working capital of $365.8 thousand and $11 thousand in cash and cash equivalents. Net cash of $73 thousand was provided during the year ended December 31, 2005. Net cash of $62 thousand was used in operating activities during the year ended December 31, 2005. The net loss for the year ended December 31, 2005 of $57 thousand, was due primarily to research and development activities of $126 thousand and general and administrative activities of $23 thousand, which was partially offset by other incomes of $100 thousand. Net cash of $73 thousand provided by financing activities was primarily for receipt of long term loans from related parties. Based on TraceTrack's capital resources, a substantial doubt about TraceTrack's ability to continue as a going concern is raised. TraceTrack's existence is dependent on the ongoing financing from its shareholders.

Off Balance Sheet Arrangements

None

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

In February 2006, the FASB issued FAS 155, accounting for certain Hybrid Financial Instruments, an amendment of FASB statements No. 133 and 140. This statement permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided that no interim period financial statements have bee issued for the financial year. Management is currently evaluating the impact of this statement, if any, on the Company's financial statements or its results of operations.

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

We estimate that the cumulative effect of adopting SFAS No. 123R as of our adoption date (January 1, 2006), based on the awards outstanding as of December 31, 2005, will not be material. This estimate does not include the impact of additional awards, which may be granted, or forfeitures, which may occur after December 31, 2005 and prior to our adoption of SFAS No. 123R. We expect that upon the adoption of SFAS No. 123R, we will apply the modified prospective application transition method, as permitted by SFAS No. 123R. Under such transition method, upon the adoption of SFAS No. 123R, our financial statements for periods prior to the effective date of SFAS No. 123R will not be restated. The impact in the 2006 fiscal year and beyond will depend upon various factors, among them our future compensation strategy.

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    FINANCIAL STATEMENTS INDEX - IN U.S. DOLLARS ($):                           Page
    REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                      17
    CONSOLIDATED BALANCE SHEETS                                                  19
    CONSOLIDATED STATEMENTS OF OPERATIONS                                        20
    CONSOLIDATED STATEMENTS OF CASH FLOWS                                        21
    CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
    (CAPITAL DEFICIENCY)                                                         22
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                   23


                          TRACEGUARD TECHNOLOGIES INC.
                       (FORMERLY IBHAS TECHNOLOGIES INC.)
                          (A Development Stage Company)


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholders of TraceGuard Technologies Inc.

We have audited the consolidated balance sheet of TraceGuard Technologies Inc. (A Development stage Company; hereafter the "Company") and its subsidiary as of December 31, 2005, and the related consolidated statements of operations, of changes in shareholders' equity and of cash flows for the nine months ended December 31, 2005 and cumulatively for the period from April 1, 2005 to December 31, 2005. These financial statements are the responsibility of the Company's Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the cumulative totals of the Company for the period from March 20, 2002 (date of incorporation) to March 31, 2005, which totals reflect a deficit of $89,645 accumulated during the development stage. Those cumulative totals were audited by other independent auditors whose report, dated June 8, 2005, expressed an unqualified opinion on the cumulative amounts.


We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Company's Board of Directors and management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiary as of December 31, 2005 and the consolidated results of operations and their cash flows for the nine months ended December 31, 2005, and cumulatively for the period from April 1, 2005 to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.


March 30, 2006

/s/ Kesselman & Kesselman
Certified Public Accountants
A member of PricewaterhouseCoopers International Limited
Tel-Aviv, Israel

                          TRACEGUARD TECHNOLOGIES INC.
                       (FORMERLY IBHAS TECHNOLOGIES INC.)
                          (A Development Stage Company)


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
  TraceGuard Technologies, Inc. (formerly: Ibhas Technologies, Inc.) (A Development Stage Company)
  Vancouver BC, Canada

We have audited the accompanying balance sheet of TraceGuard Technologies, Inc. (formerly: Ibhas Technologies, Inc.) as of March 31, 2005 and the related statements of operations, stockholders' deficit, and cash flows for each of the two years then ended and for the period from March 20, 2002 (Inception) through March 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TraceGuard Technologies, Inc. as of March 31, 2005, and the results of its operations and its cash flows for each of the two years then ended and for the period from March 20, 2002 (Inception) through March 31, 2005, in conformity with accounting principles generally accepted in the United States of America.



Lopez, Blevins, Bork & Associates, LLP
Houston, Texas

June 8, 2005

                          TRACEGUARD TECHNOLOGIES INC.
                       (FORMERLY IBHAS TECHNOLOGIES INC.)
                          (A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
In US Dollars

                                                                 December 31,   March 31,
                                                                  2 0 0 5(*)     2 0 0 5
                                                                 -----------    ---------
Assets

Current Assets
Cash and cash equivalents                                            895,693        9,259
Other receivables                                                     24,080           --
                                                                 -----------    ---------

Total current assets                                                 919,773        9,259
                                                                 -----------    ---------

Restricted deposit                                                    15,355           --
                                                                 -----------    ---------

Property and equipment, net                                           61,261           --
                                                                 -----------    ---------

License rights                                                       100,000           --
                                                                 -----------    ---------

          Total Assets                                             1,096,389        9,259
                                                                 ===========    =========



Liabilities and Shareholders' Equity (Capital Deficiency)

Current Liabilities

     Accounts payable- trade and other                               154,053       16,080
     Other current liabilities                                        32,154           --
Notes payable - Shareholders                                              --       32,324
                                                                 -----------    ---------
         Total current liabilities                                   186,207       48,404

Commitments and contingencies
                                                                 -----------    ---------
         Total liabilities                                           186,207       48,404


Shareholders' Equity (Capital Deficiency)
Share capital - common shares par value $0.001;                       22,543        2,740
Authorized - December 31, 2005 and March 31, 2005 -
150,000,000 and 25,000,000
shares, respectively;
Issued and outstanding** - December 31, 2005 and
March 31,2005 - 22,542,859 and
16,440,000 shares, respectively
Additional paid-in capital                                           648,344       47,760
Receipt on account of shares to be allotted                          686,900           --
Deficit accumulated during the development stage                    (447,605)     (89,645)
         Total shareholders equity (capital deficiency)          -----------    ---------
                                                                     910,182      (39,145)
                                                                 -----------    ---------
         Total liabilities and shareholders equity (capital        1,096,389        9,259
         deficiency)                                             ===========    =========



   (*) As to a change in the Company's fiscal year, see Note 8b.
   (**) After giving a retroactive effect to a six-to-one stock split in the form of stock dividend of fully paid dividend shares of $0.001 par value at a rate of five shares for every one share of $0.001 par value; see Note 7.

              The accompanying notes are an integral part of these consolidated financial statements.

                          TRACEGUARD TECHNOLOGIES INC.
                       (FORMERLY IBHAS TECHNOLOGIES INC.)
                          (A Development Stage Company)


CONSOLIDATED STATEMENTS OF OPERATIONS
In US Dollars


                                                                                                        Cumulative from
                                                                                                              March
                                                                Nine months            Year ended       20,2002(**) to
                                                             ended December 31          March 31          December 31
                                                                  2005(*)                 2005               2005
                                                             -----------------         ----------       ---------------

Research and development expenses                                     30,540                    -                30,540

General and administrative expenses                                  325,993               13,382               415,638
                                                             ---------------           ----------       ---------------
Operating loss                                                     (356,533)             (13,382)             (446,178)
Financing expenses                                                   (2,477)                    -               (2,477)
Financing  Income                                                      1,050                    -                 1,050
                                                             ---------------           ----------       ---------------
Loss for the period                                                (357,960)             (13,382)             (447,605)
                                                             ---------------           ----------       ---------------
Loss per share ("EPS") - basic and diluted
                                                                      (0.02)               (0.00)                (0.02)
                                                             ---------------           ----------       ---------------
Weighted average number of shares used  in computation of
EPS basic and diluted ***
                                                                  19,037,705           16,440,000           18,931,179
                                                             ===============           ==========       ===============




   (*) As to a change in the Company's fiscal year ,see Note 8b.

   (**) Commencement of operations.

   (***) After giving a retroactive effect to a six-to-one stock split in the form of stock dividend of fully paid dividend shares of $0.001 par value at a rate of five shares for every one share of $0.001 par value; see Note 7.



              The accompanying notes are an integral part of these consolidated financial statements.

                          TRACEGUARD TECHNOLOGIES INC.
                       (FORMERLY IBHAS TECHNOLOGIES INC.)
                          (A Development Stage Company)


CONSOLIDATED STATEMENTS OF CASH FLOWS
In US Dollars

                                                         Nine months                         Cumulative from
                                                            ended             Year ended     March 20,2002 to
                                                         December 31           March 31        December 31,
                                                           2005(*)               2005             2005(**)
                                                         -----------          ----------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Loss for the period                                   (357,960)          (13,382)            (447,605)

 Adjustments to reconcile net loss for the period to net cash used in operating activities:

  Depreciation                                                   442                --                  442

  Imputed interest on notes payable to
   shareholders                                                                                       2,253
Changes in operating assets and liabilities:
  Increase in other receivables                              (24,080)            2,253              (24,080)
  Increase in accounts payable and other current
   liabilities                                               175,493             3,705              191,573
                                                         -----------         ----------     ---------------

Net cash used in operating activities                       (206,105)           (7,424)            (277,417)
                                                         -----------         ----------     ---------------

Cash Flows from Investing Activities
Restricted deposit                                           (15,355)               --              (15,355)
Advance on account of license rights                        (100,000)               --             (100,000)
Purchase of property and equipment                           (61,703)               --              (61,703)
                                                          ----------         ----------     ---------------
Net cash used in investing activities                       (177,058)               --             (177,058)
                                                          ----------         ----------     ---------------
Cash Flows from Financing Activities

Issuance of share capital and warrants, net of issuance
expenses                                                     582,697                --              633,197

Receipts on accounts of shares to be allotted                686,900                --              686,900
Receipt on account of notes from shareholder                      --             15,701              30,071
                                                          ----------         ----------     ---------------
Net cash provided by financing activities                  1,269,597             15,701           1,350,168
                                                          ----------         ----------     ---------------
Increase in cash and cash equivalents                        886,434              8,277             895,693

Cash and cash equivalents at the beginning
of the period                                                  9,259                982                   -
                                                          ----------         ----------     ---------------
Cash and cash equivalents at the end of the period           895,693              9,259            895,693
                                                          ==========         ===========    ===============

Supplemental cash flow information:
Cash paid for interest                                         2,477
                                                          ----------
Supplementary information on financing activities not
involving cash flows:

Shareholders waiver on notes payable.                         37,690                                 37,690
                                                          ==========                        ===============

   ((*) As to a change in the Company's fiscal year,see Note 8b.

   (**) Commencement of operations

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         TRACEGUARD TECHNOLOGIES INC.
                       (FORMERLY IBHAS TECHNOLOGIES INC.)
                          (A Development Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY) In US dollars




                                                                                                    Receipts
                                                                                                  on Account of       Additional
                                                                                  Common Stock    Shares To be         Paid In
                                                            Number of Shares*        Amount         Allotted           Capital
                                                            -----------------     ------------    -------------       ----------

Issuance of common stock to founders on inception               15,000,000           2,500                --                --
Issuance of common stock                                         1,440,000             240                --            47,760
Net loss for the period                                                 --              --                --                --
                                                            -----------------     ------------    -------------       ----------
Balance March 31, 2004                                          16,440,000           2,740                --            47,760

Net loss for the year                                                   --              --                --                --
                                                            -----------------     ------------    -------------       ----------
Balance March 31, 2005                                          16,440,000           2,740                --            47,760

Issuance of common stock (net of issuance expense) on
August 24, 2005                                                  5,360,004             893                --            72,407
Issuance of dividend shareson September 12, 2005                                    18,167                --           (18,167)

Issuance of common stock and warrants (net of issuance
expense) on November 6, 2005 and December 5, 2005                  642,855             643                --           275,949

Receipt on accounts of shares to be allotted                            --              --           686,900                --

Issuance of shares to service providers (net of
issuance expense) on August 24, 2005                               100,000             100                --            69,900
Capital surplus on account of shareholders waiver on
notes payable                                                                                                           37,690
Net loss for the period                                                 --              --                --                --
                                                            =================     ============    =============       ==========
Balance December 31,2005                                        22,542,859          22,543           686,900           485,539
                                                            =================     ============    =============       ==========




                                                                                Deficit
                                                                               Accumulated
                                                                               During The
                                                                               Development
                                                             Warrants            Stage               Total
                                                             --------          -----------         -------

Issuance of common stock to founders on inception                  --                --              2,500
Issuance of common stock                                           --                --             48,000
Net loss for the period                                            --           (76,263)           (76,263)
                                                             --------          -----------         -------
Balance March 31, 2004                                             --           (76,263)           (25,763)

Net loss for the year                                              --           (13,382)           (13,382)
                                                             --------          -----------         -------
Balance March 31, 2005                                             --           (89,645)           (39,145)

Issuance of common stock (net of issuance expense) on
August 24, 2005                                                    --               --              73,300
Issuance of dividend shareson September 12, 2005                   --               --                --

Issuance of common stock and warrants (net of issuance
expense) on November 6, 2005 and December 5, 2005             162,805               --             439,397

Receipt on accounts of shares to be allotted                       --               --             686,900

Issuance of shares to service providers (net of
issuance expense) on August 24, 2005                               --               --              70,000
Capital surplus on account of shareholders waiver on
notes payable                                                                                       37,690
Net loss for the period                                            --          (357,960)          (357,960)
                                                             ========          ===========         =======
Balance December 31,2005                                      162,805          (447,605)           910,182
                                                             ========          ===========         =======


   (*) After giving a retroactive effect to a six-to-one stock split in the form of stock dividend of fully paid dividend shares of $0.001 par value at a rate of five shares for every one share of $0.001 par value; see Note 7.



        The accompanying notes are an integral part of these consolidated financial statements.

                          TRACEGUARD TECHNOLOGIES INC.
                       (FORMERLY IBHAS TECHNOLOGIES INC.)
                          (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL:

a. TraceGuard Technologies, Inc. (formerly: IBHAS Technologies Inc.) (the "Company") was incorporated in Nevada on March 20, 2002. Initially the Company's plan was to develop and market an internet based computer software program known as IBHAS software. The IBHAS computer software program was intended to automate the process of submission of Internet web page information in multiple languages to major internet search engines. Changes in the market place forced the Company to seek other technologies.

b. On June 29, 2005, an investment group acquired an aggregate of 2,100,000 shares of the outstanding common stock shares the Company from the following (then shareholders) Benjamin West, Mohanad Shurrab and Abdellatif Anabtawi. Such shares represented approximately 76.6% of the issued and outstanding shares of the common stock shares of the Company (at the time of the purchase) (see also note 3).

c. On August 15, 2005 the Company signed a letter of intent ("the LOI") regarding licensing from a related party, Tracetrack Technologies Ltd. ("Tracetrack"), certain technologies and intellectual properties. Pursuant to the LOI the Company paid an advance of $100,000 to Tracetrack (see also
      Note 8).

d. On September 12, 2005 a wholly-owned subsidiary, TraceGuard Technologies LTD. (the "Subsidiary"), was incorporated in Israel. The Subsidiary has established a research and development center in Israel and has recruited employees. On February 15, 2006, pursuant to the LOI above the Subsidiary entered into an agreement with Tracetrak (see Note 8).

e. In October 2005, the Company received waivers of all rights regarding the notes payables to shareholders in amount of $37,690

NOTE 2 - SIGNIFICANT ACCOUNTING POLICES:

a.    basis of presentation:

      The consolidated financial statements are prepared according to generally accepted accounting principles in the United States of America ("U.S. GAAP"). The consolidated financial statements include the accounts of TraceGuard Technologies Inc and its wholly owned subsidiary. Intercompany transactions and balances have been eliminated upon consolidation.

b.    use of estimates:

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

c. Share-based payment:The Company accounts for stock-based payment issued to non-employees on a fair value basis in accordance with SFAS No. 123 "Accounting for Stock-Based Compensation" and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" and related interpretations.

                          TRACEGUARD TECHNOLOGIES INC.
                       (FORMERLY IBHAS TECHNOLOGIES INC.)
                          (A Development Stage Company)

d.    Functional currency:

      The currency of the primary economic environment in which the operations of the Company and its subsidiary (the "Group") are conducted is the U.S. dollar ("$" or "dollar"). Thus, the functional currency of the Group is the dollar.

      The dollar figures are determined as follows: transactions and balances originally denominated in dollars are presented at their original amounts. Balances in non-dollar currencies are translated into dollars using historical and current exchange rates for non-monetary and monetary balances, respectively. For non-dollar transactions reflected in the statement of operations, the exchange rates at transaction dates are used. Depreciation and other changes deriving from non-monetary items are based on historical exchange rates. The resulting translation gains or losses are recorded as financial income or expenses, as appropriate.

e.    Cash equivalents:

      Cash equivalents are short-term highly liquid investments that are readily convertible to cash with original maturities of three months or less.

f.    Property and equipment:

      Property and equipment are stated at cost less accumulated depreciation using the straight-line method over the estimated useful lives of the assets, three to fourteen years, or in the case of leasehold improvements, the shorter of the lease term or the estimated useful life of the asset.

g.    Income taxes:

      The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109").

      SFAS No. 109 prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

h.    Research and development:

      Research and development expenses are charged to income as incurred.

i.    Impairment of long lived assets:

      The Company reviews its long lived assets for impairment under SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") , whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Under SFAS 144, if the sum of the expected future cash flows (undiscounted and without interest charges) of the long-lived assets is less than the carrying amount of such assets, an impairment loss would be recognized, and the assets written down to their estimated fair values.

j.    Concentration of credit risk:

      Financial instruments that subject the Company to credit risks consist primarily of cash and cash equivalents, which are deposited in major financial institutions in the U.S., Canada, Luxemburg and Israel. The Company mitigates its risk by maintaining the majority of its cash and equivalents with high-quality financial institutions.

                          TRACEGUARD TECHNOLOGIES INC.
                       (FORMERLY IBHAS TECHNOLOGIES INC.)
                          (A Development Stage Company)


k.    Fair value of financial instruments:

      The financial instruments of the Company consist mainly of non-derivative current assets and current liabilities. In view of their nature, the fair value of financial instruments included in working capital of the Company is usually identical or close to their carrying value.

l.    Earning (loss) per share "EPS" ("LPS"):

      Basic EPS is computed by dividing net income (loss) by the weighted average number of shares outstanding during the reported periods. Diluted EPS reflects the increase in the weighted average number of shares outstanding that would result from the assumed exercise of warrants, calculated using the treasury-stock-method (in 2005 and 2004, such effect was not included since it would have been anti-dilutive). Number of warrants excluded from the computation of diluted loss per share, as they had an antidilutive effect amounted to 1,285,710.

m.    Comprehensive income (loss):

      The Company has no other comprehensive income (loss) components other than net loss for the reported periods.

n.    Recently issued accounting pronouncements

      1) SFAS 123 (Revised 2004) Share-based Payment - In December 2004, the Financial Accounting Standards Board ("FASB") issued the revised Statement of Financial Accounting Standards No. 123, Share-Based Payment (SFAS
      123R), which addresses the accounting for share-based payment transactions in which the Company obtains services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the Company's equity instruments or that may be settled by the issuance of such equity instruments. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the SEC's interpretation of SFAS 123R.

      SFAS 123R eliminates the ability to account for employee share-based payment transactions using APB Opinion No. 25 - "Accounting for Stock Issued to Employees", and requires instead that such transactions be accounted for using the grant-date fair value based method. This Statement will be effective as of the beginning of January 1, 2006 for the company.

      The Company expects, upon future grants of options to employee, this Statement to have a material effect on the company's financial statements or its results of operations in future periods.

      2) SFAS 154 - Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3 In June 2005, the Financial Accounting Standards Board issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3". This Statement generally requires retrospective application to prior periods' financial statements of changes in accounting principle. Previously, Opinion No. 20 required that most voluntary changes in accounting principle were recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. SFAS 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 (January 1,2006 for the Company). The company dose not expect the adoption of this statement will have a material impact on our results of operations, financial position or cash flow.

      3) SFAS No.155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB statements No. 133 and 140." - This statement permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006 (January 1, 2007 for the Company). Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided that no interim period financial statements have bee issued for the financial year. Management expects that the adoption of SFAS 155 will have no material effect on the Company's financial statements or its results of operations.

                          TRACEGUARD TECHNOLOGIES INC.
                       (FORMERLY IBHAS TECHNOLOGIES INC.)
                          (A Development Stage Company)


NOTE 3 - TRANSACTIONS AND BALANCES WITH RELATED PARTIES

         Dr. Fredy Ornath is the holder of9,609,990 shares of common stock of the Company and the holder of 99.8% shares of common stock M.S. Materials Ltd. ("M.S.")., which owns Tracetrack. Dr. Ornath fully disclosed his relationship with Tracetrack to the Board of Directors of the Company.

         As to additional transactions subsequent to balance sheet data, see note 8.


NOTE   4 - PROPERTY AND EQUIPMENT, NET

                                                       December 31 2005      March 31 2005
                                                       -----------------  -----------------
Cost:
  Computers and peripheral equipment                   $          10,994   $        -
  Office furniture and equipment                                   9,275            -
  Leasehold improvement and other                                 41,434            -
                                                       -----------------  -----------------
                                                                  61,703            -
Accumulated depreciation                                             442            -
                                                       -----------------  -----------------
Depreciated cost                                       $          61,261   $        -
                                                       =================  =================


NOTE 5 - COMMITMENTS AND CONTINGENT LIABILITIES

a. The Subsidiary leases office space in Israel under an operating lease at a monthly rent of $4,100 which expire in November 2007. In connection with this lease agreement a bank guarantee for $15,355 was issued to the premises landlord. The Subsidiary secured such guarantee by a restricted deposit in the same amount.

b. The Company leases office space in New York USA under an operating lease (basic rate + additional fixed monthly charges) at a monthly rent of $2,250 which expire in November 2006

c. The Company leases office space in Arlington USA under an operating lease (basic rate + additional fixed monthly charges) at a monthly rent of $1,300 which expire in November. 2006.

d. The Company paid office space rent in the amount of $14,500 for the nine and six month ended December 31, 2005 and nil for the year ended March 31, 2005

e. Future minimum lease commitments under non-cancelable operating leases as of December 31, 2005, were as follows:


                      year
                      2006                  $  92,500
                      2007                     84,800
                                            ---------
                                            $ 177,300

                          TRACEGUARD TECHNOLOGIES INC.
                       (FORMERLY IBHAS TECHNOLOGIES INC.)
                          (A Development Stage Company)


f. In consideration for the license granted to the Company (see note 8), Tracetrack will receive royalty payments of 3% of net sales until the earlier of: five years from the first commercial sale of a product, or at the time of the aggregate total royalty payment equal $2,500,000.

g. The Company entered into several agreements with consultants and brokers in the form of "Finder Fee Agreement". The Company is committed to certain cash and shares payment of the Company, proportional to the amount raised by the consultant or broker, in accordance with the terms of the Finder Fee Agreements.


NOTE 6 - INCOME TAXES

As of December 31, 2005 the company had approximately $156,000 of net operating losses that may be used to offset future taxable income but are subject to various limitations imposed by rules and regulation of the Internal Revenue Service of the United States of America. The Subsidiary has a approximately $164,000 of net operating losses that may be used to offset future taxable income but are subject to various limitations imposed by rules and regulation of the Income tax authorities in Israel. Valuation allowances equal to the full amount of the deffered tax assets were established due to the uncertainty of the utilization of the operating loss in the future.

a. Composition of loss from continuing operations before income taxes is as follows:



                                      Nine months
                                         ended
                                     December 31,        Year ended
                                         2005          March 31, 2005
                                    --------------    ---------------
         Domestic                         $194,443            $13,382
         Foreign                           163,517                 -
                                    --------------    ---------------
                                          $357,960            $13,382
                                    ==============    ===============

b.    Deferred income tax




                                      Nine months
                                         ended
                                     December 31,        Year ended
                                         2005          March 31, 2005
                                    --------------    ---------------

Deferred income tax assets:
Net operating loss carry forward           122,513              4,549
Employees benefits                             667                 -
                                    --------------    ---------------
Gross deferred tax assets                  123,179              4,549
Less valuation allowance                 (108,374)             (4,549)
                                    --------------    ---------------
Net deferred tax assets                        --                 --
                                    ==============    ===============

                          TRACEGUARD TECHNOLOGIES INC.
                       (FORMERLY IBHAS TECHNOLOGIES INC.)
                          (A Development Stage Company)

c.    Tax Reform in the United States:

      On October 22, 2004, The American Jobs Creation Act (the "Act") was signed into law. The Act includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the Act. Due to Israeli tax and company law constraints, the Company does not expect any foreign earnings to be repatriated to the Company in the near future.


d.    Tax Reform in Israel

      In July 2004 and August 2005, amendments to the Income Tax Ordinance were enacted. One of the provisions of there amendment is that the corporate tax rate is to be gradually reduced from 36% to 25%. As a result of the aforementioned amendments, the corporate tax rates for 2005 and thereafter are as follows: 2005 - 34%, 2006 - 31%, 2007 - 29%, 2008 - 27%, 2009 - 26%
      and for 2010 and thereafter - 25%.



NOTE 7 - SHAREHOLDERS' EQUITY

All figures in these financial statements have been retroactively adjusted to reflect the allotment of fully paid dividend shares of $0.001 par value at a rate of five shares for every one share of $0.001 par value; see note 8b(2) below.

a.    Ordinary shares

Ordinary shares confer upon their holders the right to receive notice to participate and vote in general meetings of the Company, and the right to receive dividends if declared. As of December 31, 2005 no such dividend was declared.

b.    Issuance of shares

      1) On August 24, 2005, the Company completed a private placement offering of 5,360,004 shares of its Common shares, par value $0.001 per share, to investors for an aggregated purchase price of approximately $160,800. The aforementioned Common shares were sold in reliance upon exemption afforded by the provisions of Regulation S under the 1933 Securities Act.

      2) On September 12, 2005 the Company increased its authorized Common stock from 25,000,000 shares to 150,000,000 shares. In addition, the Board of Directors approved an allotment of fully paid dividend shares, $0.001 par value to the Company's shareholders such that the holder of each share was issued five shares, $0.001 par value.

      3) In September 2005, the Company entered into a service agreement upon which the service provider shall provides the Company services in consideration for shares of the Company's common stock. The Company granted this service provider a total of 100,000 shares. The fair value of such shares was determined to be $70,000. The fair value of such shares was determined based on the price oh the Company's shares in its last placement.

      4) On November 6, 2005 a private placement was completed, offering 214,285 units, each "unit" comprising one share of Common share, one warrants to purchase one Common share with an exercise price of $1.5 and contractual life of one year and one warrant to purchase one Common share with an exercise price of $2.5 and contractual life of three years. Units were issued for an aggregate purchase price of $150,000. The aforementioned securities were sold in reliance upon the exemption afforded by the provisions of Regulation S, as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended. Warrants issued were with an exercise price of $1.5 and contractual life of one year. Such warrants were valued according to Black-Scholes valuation model at $54,268 using a risk free interest rate of 4.35%, their contractual life, an annual volatility of 100% and no expected dividend.

                          TRACEGUARD TECHNOLOGIES INC.
                       (FORMERLY IBHAS TECHNOLOGIES INC.)
                          (A Development Stage Company)

      5) On December 5, 2005, the Company completed another private placement offering of 428,570 units, each "unit" comprising one share of Common share, one warrants to purchase one Common share with an exercise price of $1.5 and contractual life of one year and one warrant to purchase one Common share with an exercise price of $2.5 and contractual life of three years. Units were issued for an aggregate purchase price of $300,000. Warrants were valued according to Black-Scholes valuation model at $108,536 using a risk free interest rate of 4.35%, their contractual life, an annual volatility of 100% and no expected dividend.

      6) During December 2005, the Company received from certain investors an amount of $ 686,900 on account of shares to be allotted, which were issued subsequent to the balance sheet date, see note 8.

NOTE 8 - SUBSEQUENT EVENTS

a. On January 19, 2006, the Company completed a private placement offering of 1,607,836 units, each "unit" comprising one share of our common stock and two warrants to purchase two Common shares for an aggregate purchase price of $1,125,487.

b. On February 2, 2006, the Board of Directors of the Company approved a change in the Company's fiscal year to December 31 from March 31. The Company will have a nine month transition period for the period from April 1, 2005 through December 31, 2005.

c. On February 15, 2006, the Subsidiary entered into a License Agreement (the "Agreement") with Tracetrack. Pursuant to the Agreement, the Subsidiary, under certain terms and conditions as set forth within the Agreement, acquired an exclusive, worldwide, perpetual license to the patents and related know-how owned by Tracetrack, which involves technology being developed to be used for the collection of explosive traces. In consideration for the license granted to the Subsidiary, Tracetrack will receive royalty payments of 3% of net sales until the earlier of: five years from the first commercial sale of a product, or at the time that the aggregate total royalty payment equal $2,500,000. This is in addition to a previous payment of $100,000 made as a down payment for the license and was recorded in the Balance sheet to December 31, 2005 as license rights. As a result of the agreement, the company is considered the successor entity of TraceTrack.

d. On February 16, 2006 the Subsidiary entered into a consulting agreement with M.S. Materials Ltd. ("M.S.") for a term of thirty six months. The services to be provided to the Subsidiary by M.S. shall be provided solely by Dr. Ornath, who will be engaged as the Chief Scientist of the Subsidiary. In consideration for Dr. Ornath services the Subsidiary will pay a monthly fee of $12,000 to M.S. In addition, the Company will grant M.S. options to purchase of Common shares (par value $0.001) as follows:

      1) Options to purchase of 1,200,000 shares at an exercise price of at least $0.70 according to the terms and conditions set forth in the Company's employee stock option plan to be adopted.

      2) M.S. shall receive additional options for the purchase of 1,200,000 Common shares at an exercise price of $1.00 upon the receipt of an approval of the Israeli Security Agency or the US Transportation Security Administration to a Company's product.

      3) M.S. shall receive additional options for the purchase of 1,200,000 Common shares at an exercise price of $1.50 upon the receipt of a purchase order for equipment in an aggregate amount of $1,000,000 during one calendar year or entering into a strategic agreement.

                         Tracetrack Technologies Ltd.

                  Financial Statements as of December 31, 2005

                               Table of contents




Report of Independent registered public accounting firm                31

Financial statements (in US dollars):

Balance sheets                                                         32

Statements of operations                                               33

Statements of changes in capital deficiency                            34

Statements of cash flows                                               35

Notes to the financial statements                                    36-45

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the shareholders of
TRACETRACK TECHNOLOGIES LTD.


We have audited the financial statements of TraceTrack Technologies Ltd. (the "Company"): balance sheets as of December 31, 2005 and 2004 and the related statements of operations, of changes in capital deficiency and of cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Company's Board of Directors and management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 004 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has capital deficiency and had incurred operating losses since inception. These facts raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


March 30, 2006
/s/ Kesselman & Kesselman
Certified Public Accountants
A member of PricewaterhouseCoopers International Limited
Tel-Aviv, Israel

Tracetrack Technologies Ltd.
in US dollars

                                                                                     Balance Sheet
--------------------------------------------------------------------------------------------------

                                                                    December 31,
                                                             -------------------------
                                                               2005             2004
                                                             ---------       ---------


Assets

Current assets:

Cash and cash equivalents                                       10,889               -
Other receivables (note 3)                                       4,685          10,172
                                                             ---------       ---------
Total current assets                                            15,574          10,172
                                                             ---------       ---------
Non-current assets:

Fixed assets, net (note 4)                                       4,208           7,285
                                                             ---------       ---------

Total non-current assets                                         4,208           7,285
                                                             ---------       ---------
Total assets                                                    19,782          17,457
                                                             =========       =========
Liabilities net of capital deficiency

Current liabilities:

Credit from bank (note 5)                                            -              70
Trade payables (note 6)                                          2,453           6,480
Other payables (note 7)                                        378,917         407,465
                                                             ---------       ---------
Total current liabilities                                      381,370         414,015
                                                             ---------       ---------

Long-term liabilities:

Loans from related parties (note 11)                           758,875         730,238
                                                             ---------       ---------
Total long-term liabilities                                    758,875         730,238
                                                             ---------       ---------

Commitments and contingent liabilities
(note 12)
                                                             ---------       ---------
Total liabilities                                            1,140,245       1,144,253
                                                             ---------       ---------

Capital deficiency

Share capital - Ordinary shares of NIS 1 par
value (authorized - December 31, 2005, December
31, 2004 and 2003- 10,000 shares; issued and
outstanding - December 31, 2005, December 31,
2004 and 2003- 10,000 shares)                                    2,111           2,111
Accumulated other comprehensive income (loss)                    1,476         (62,064)
Accumulated deficit                                         (1,124,050)     (1,066,843)
                                                             ---------       ---------
Total capital deficiency
                                                            (1,120,463)     (1,126,796)
Total liabilities net of capital deficiency                  ---------       ---------
                                                                19,782          17,457
                                                             =========       =========

    The accompanying notes are an integral part of these financial statements

Tracetrack Technologies Ltd.
in US dollars

                                                                                Statements of Operation
-------------------------------------------------------------------------------------------------------



                                                Year ended December 31,
                                         ------------------------------------
                                            2005         2004          2003
                                         ---------    ---------     ---------

Operating expenses:

Research and development
expenses, net (note 13 a)                  125,630      250,348       361,630
Sales and marketing expenses                 8,173        7,220        (3,123)
General and administrative
expenses (note 13 b)                        23,454       39,089        72,177
                                         ---------    ---------     ---------
  Operating loss                          (157,257)    (296,657)     (430,684)

Financial income (expenses), net                50       (1,908)          (44)

Other income                               100,000            -             -
                                         ---------    ---------     ---------

Net loss for the period                   (57,207)     (298,565)     (430,728)
                                         =========    =========     =========

Loss per Ordinary share, basic and
diluted                                     (5.72)       (29.86)       (43.07)
                                         =========    =========     =========

Weighted average number of shares
used in computation of loss per
share, basic and diluted                    10,000       10,000        10,000
                                         =========    =========     =========




   The accompanying notes are an integral part of these financial statements


Tracetrack Technologies Ltd.
in US dollars

                                                                        Statements of changes in capital deficiency
-------------------------------------------------------------------------------------------------------------------



                                                                                 Accumulated
                                                                                    other
                                                    Number of                    comprehensive   Accumulated
                                                     shares      Share capital   income (loss)     deficit            Total
                                                    ---------    -------------   -------------   -----------       ----------

Balance at January 1 2003                             10,000          2,111            921         (337,550)         (334,518)

Changes during the year ended December 31,
2003

Net loss                                                   -              -              -         (430,728)         (430,728)
Differences from translation of financial
statements                                                 -              -        (43,675)               -           (43,675)
                                                    ---------    -------------   -------------   -----------       ----------

Balance at December 31 2003                           10,000          2,111        (42,754)        (768,278)         (808,921)

  Changes during the year ended
  December 31 2004

Net loss                                                   -              -              -         (298,565)         (298,565)
Differences from translation of financial
statements                                                 -              -        (19,310)               -           (19,310)
                                                    ---------    -------------   -------------   -----------       ----------

Balance at December 31, 2004,                         10,000          2,111        (62,064)      (1,066,843)       (1,126,796)

  Changes during the year
  ended December 31, 2005

Net loss                                                   -              -              -          (57,207)          (57,207)
Differences from translation of financial
statements                                                 -              -         63,540                -            63,540
                                                    ---------    -------------   -------------   -----------       ----------

Balance at December 31, 2005                          10,000          2,111          1,476       (1,124,050)       (1,120,463)
                                                    =========    =============   =============   ===========       ==========





    The accompanying notes are an integral part of these financial statements


Tracetrack Technologies Ltd.
in US dollars
                                                                                           Statements of Cash Flows
-------------------------------------------------------------------------------------------------------------------

                                                               Year ended December, 31
                                                          ----------------------------------
                                                            2005         2004         2003
                                                          -------      ---------    ---------

Cash flows from operating activities
Net loss for the period                                   (57,207)      (298,565)   (430,728)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization                               2,610          3,010       1,836
Liability for employee rights upon retirement                   -            -        18,314
Changes in operating assets and liabilities:
Decrease (increase) in other receivables                    4,835         15,928     (13,749)
Increase (decrease) in accounts payables and
accruals                                                  (12,455)        41,135     277,926
                                                          -------      ---------    ---------
Net cash used in operating activities                     (62,217)      (238,492)   (146,401)
                                                          -------      ---------    ---------

Cash flows from investing activities
Employee rights upon retirement funded                          -             -       (7,779)
Purchase of fixed assets                                        -             -       (5,979)
                                                          -------      ---------    ---------
Net cash used in investing activities                           -             -      (13,758)
                                                          -------      ---------    ---------

Cash flows from financing activities
Issuance of share capital                                       -             -            -
Increase (decrease) of short term bank credit,
net                                                           (66)        (3,369)     (6,242)
Receipt of long term loans from related parties            73,172        240,207     124,599
                                                          -------      ---------    ---------
Net cash provided by financing operations                  73,106        236,838     118,357
                                                          -------      ---------    ---------

Translation differences on cash balances                        -         (3,777)      1,676

Net increase (decrease) of cash and cash equivalents       10,889         (5,431)    (40,126)

Cash and cash equivalents at the beginning of
the period                                                      -          5,431      45,557
                                                          --------     ---------    ---------

Cash and cash equivalents at the end of the
period                                                     10,889             -        5,431
                                                          =======      =========    =========


Supplementary information on financing activities not involving cash flows:
On December 31, 2004 the liability for severance pay in the amount of $ 25,000, was assumed by parent company.



              The accompanying notes are an integral part of these
                             financial statements.

Tracetrack Technologies Ltd.
                                                   Notes to Financial Statements
--------------------------------------------------------------------------------

NOTE 1 - GENERAL

      A. Tracetrack Technologies Ltd. a wholly-own subsidiary of Material System Ltd. (hereafter the Parent Company) is an Israeli corporation (hereinafter the "Company") which was established and commenced operation on January 6, 2002.

            Through February 15, 2006 the company was engaged in developing and marketing systems for detection of explosives in luggage of air traffic passengers, and was consider a Company in the development stage.

            On February 15, 2006 the Company entered into an agreement under which it shall grant to TraceGuard Technologies Inc. TCGD.OB or its affiliates (hereinafter- TraceGuard) an exclusive, worldwide, perpetual license (hereinafter the "License") to make any and all uses of the Company's technology, as defined in this agreement. Pursuant to this agreement TraceGuard paid the Company $ 100,000 for these rights and will pay the Company, on quarterly basis, payment of three percent (3%) of sales, until the earlier of the lapse of five years from the first commercial sale of products, as defined in the agreement, or at the time that the aggregate amount of such payments equal $ 2.5 million. Commencing February 15, 2006 the Company ceased to be a development stage company, as it ceased operating and will benefit from future royalties from TraceGuard. As a result of the agreement, the company is considered the predecessor entity of TraceGuard.

      B. b. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of December 31, 2005 the Company has a working capital deficiency of $ 366,000 and capital deficiency of $ 1,120,000 and a net loss of $ 57,000 for the year ending December 31, 2005. These raise substantial doubt about its ability to continue as a going concern. The Company's existence is dependent on the ongoing financing from its shareholders. Or profitability from future royalties upon its license agreement with TraceGuard.

            These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

      The principal accounting policies, which have been applied consistently with those of previous years, are as follows:

      A.    General:

            1)    Accounting principles

                  The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

            2)    Functional currency

                  The Company draws up and presents its financial statements in U.S. dollars (hereafter - dollars or US$). The functional currency for the Company is the Israeli currency (hereafter -shekels or NIS) which is the currency that best reflects the economic environment in which the Company operates (its "measurement currency"). The financial statement were translated into U.S. dollars in accordance with the principles set forth in Statement of Financial Accounting Standards ("FAS") No. 52 "Foreign Currency Translation". The resulting aggregate translation adjustments were presented among the capital deficiency, under "accumulated other comprehensive income (loss)".

TraceTrack Technologies Ltd.
                                                   Notes to Financial Statements
--------------------------------------------------------------------------------


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (cont.)

            3)    Use of estimates in the preparation of financial statements

                  The preparation of financial statements in conformity with in the United States of America accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting years. Actual results could differ from those estimates.

      B.    Cash and Cash Equivalents

            The Company consider all highly liquid investments, with an original maturity of three months or less at time of investment, that are not restricted as to withdrawal or use, to be cash equivalents.


      C.    Fair value of financial instruments

            The financial instruments of the Company consist of mainly non-derivative current assets and liabilities. In view of their nature, the fair value of financial instruments include in working capital of the Company is usually identical or close to their fair value.

      D.    Data regarding the exchange rate and the CPI


                                                                 Exchange rate
                                                                 of one dollar            CPI*
                                                              -------------------  -------------------

                December 31, 2005                                  NIS 4.603            185.05 points
                December 31, 2004                                  NIS 4.308            180.7 points
                December 31, 2003                                  NIS 4.379            178.6 points
            Increase (decrease) during the period ended:
                December 31, 2005                                     6.8%                 2.4%
                December 31, 2004                                    (1.6)%                1.2%
                December 31, 2003                                    (7.6)%               (1.9)%


                * Based on the Israeli index for the month ending on each balance sheet date, on the basis of 1993 average = 100.

      E.    Fixed Assets

            Fixed assets are stated at cost.

            Depreciation is calculated by the straight-line method at the following rates, which are considered appropriate to depreciate the assets over their estimated useful lives:

                                                               %
                                                              ----
                     Equipment                                 33
                     Office equipment                         7-33

            Leasehold improvements are amortized according to the term of the leases which are shorter than their useful lives.

Tracetrack Technologies Ltd.
                                                   Notes to Financial Statements
--------------------------------------------------------------------------------

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (cont.)


      F.    Research and Development Costs

            Research and development expenses are charged to income as incurred. Participation from government departments and/or from research foundations for development of approved projects is recognized as a reduction of expense as the related costs are incurred (see also note 13a).

      G.    Comprehensive income (loss)

            In addition to net income (loss), other comprehensive income (loss) includes unrealized gains and losses on currency translation adjustments of the non-dollar currency financial statements of the Company.


      H.    Earning per share ("EPS")

            Basic and diluted EPS is computed by dividing net loss by the weighted average number of ordinary shares outstanding during each period.

      I.    Deferred income taxes

            Deferred taxes are determined utilizing the asset and liability method based on the estimated future tax effects of differences between the financial accounting and tax bases of assets and liabilities under the applicable tax laws. Deferred income tax provisions and benefits are based on the changes in the deferred tax asset or tax liability from period to period. Valuation allowances are provided for deferred tax assets when it is more likely than not that all or a portion of the deferred tax assets will not be realized.

      J.    Recently issued accounting pronouncements:

            On June 7, 2005, FASB issued Statement No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements" ("SFAS No. 154"). SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005 (January 1, 2006 for the Company); however, SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of SFAS No. 154 will have a material effect on our financial position, results of operations or cash flows.


            The Company estimates the impact of recently issued accounting pronouncements on its financial statements will not be material.

Tracetrack Technologies Ltd.
                                                   Notes to Financial Statements
--------------------------------------------------------------------------------



NOTE 3 - OTHER RECEIVABLES

                                                                               December 31,
                                                                          --------------------
                                                                            2005          2004
                                                                          ------        ------

             Government institutes                                         4,685         6,487
             Others                                                            -         3,685
                                                                          ------        ------
                                                                           4,685        10,172
                                                                          ======        ======
NOTE 4   - FIXED ASSETS

      A.    Fixed assets grouped by major classifications, is as follows:

                                                                               December 31,
                                                                          --------------------
                                                                           2005          2004
                                                                          ------        ------
                 Equipment                                                 5,235         5,594
                 Office equipment                                          4,580         4,894
                 Leasehold improvements                                    1,412         1,510
                                                                          ------        ------
                                                                          11,227        11,998

             Less - accumulated depreciation and amortization              7,019         4,713
                                                                          ------        ------
                                                                           4,208         7,285
                                                                          ======        ======


      b. Depreciation and amortization expenses in respect of fixed assets amounted to $2,610, $3,010 and $ 1,836 for the years ended December 31, 2005, 2004 and 2003, respectively.


NOTE 5   - CREDIT FROM BANK

            The balance of the credit is in Israeli currency.

Tracetrack Technologies Ltd.
                                                   Notes to Financial Statements
--------------------------------------------------------------------------------



NOTE 6   - TRADE PAYABLES
                                                                 December 31,
                                                            --------------------
                                                              2005         2004
                                                            -------      -------
             Open accounts                                    1,028       6,245
             Notes payable                                    1,425         235
                                                            -------      -------
                                                              2,453       6,480
                                                            =======      =======

NOTE 7   - OTHER PAYABLES
                                                                 December 31,
                                                            --------------------
                                                              2005         2004
                                                            -------       ------
             Employees and related expenses                  27,971       36,324
             Israeli government institutes                  237,237      253,482
             Third party (a)                                100,000      100,000
             Accrued expenses                                13,709       17,659
                                                            -------      -------

                                                            378,917      407,465
                                                            =======      =======

      a) Allowance made for third party on funds received during 2003, on account of a demo unit purchased from him.


NOTE 8   - LIABILITY FOR EMPLOYEE RIGHTS UPON RETIREMENT


      Israeli labor law generally requires payments of severance pay upon dismissal of an employee or upon termination of employment in certain other circumstances. The Company has recorded a severance pay liability for the amount that would be paid if all its employees were dismissed at the balance sheet date, on an undiscounted basis, in accordance with Israeli Labor law. This liability is computed based upon the number of years of service multiplied by the latest monthly salary. The amount of accrued severance pay represents the company's severance pay liability in accordance with labor agreements in force and based on salary components, which in management's opinion create an entitlement to severance pay. The liability is partly funded by insurance policies. The amounts funded are included among non-current assets. The Company may only utilize the insurance policies for the purpose of disbursement of severance pay.

      In September 2004 all the Company's employees transferred to the parent company which took upon it self all these retirement liabilities and funds as well.

Tracetrack Technologies Ltd.
                                                   Notes to Financial Statements
--------------------------------------------------------------------------------


NOTE 9 - SHARE CAPITAL

      A. As at December 31, 2005 and 2004 the share capital of the Company is as follows:


                                                                  Number of Shares            Amount
                                                             --------------------------    -----------
                                                                             Issued and    U.S dollars
                                                             Authorized         paid       in thousand
                                                             ----------      ----------    -----------

            Ordinary shares of NIS 1 par value                   10,000          10,000         2,111
                                                             ==========      ==========    ===========


      B.    Ordinary shares

            Each Ordinary share is entitled to one vote. The holders of Ordinary shares also are entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors. No dividends have been declared or paid through December 31, 2005.

NOTE 10 - TAXES ON INCOME

      A.    Corporate taxation in Israel

            1. Measurement of results for tax purposes under the Income Tax (Inflationary Adjustments) Law, 1985 (hereafter - the Inflationary Adjustments Law)

                  Under the Inflationary Adjustments Law, results for tax purposes are measured in real terms, in accordance with the changes in the Israeli CPI. The Company is taxed under this law.

            2.    Tax rates

                  The income of the Company is taxed at the regular rate. Through December 31, 2003, the Isreali corporate tax was 36%. In July 2004, amendment No. 140 to the Israeli Income Tax Ordinance was enacted. One of the provisions of this amendment is that the corporate tax rate is to be gradually reduced from 36% to 30%. In August 2005, a further amendment (No. 147) was published, which makes further revision to the corporate tax rates prescribed by Amendment No. 140. As a result of the aforementioned amendment, the corporate tax rates for 2004 and thereafter are as follows: 2004 - 35%, 2005 - 34%, 2006 - 31%,
                  2007 - 29%, 2008 - 27%, 2009 - 26% and for 2010 and thereafter
                  - 25%.

                  The abovementioned changes in corporate tax rates have no material effect of the balances of deferred tax assets and liabilities of the Company.

Tracetrack Technologies Ltd.
                                                   Notes to Financial Statements
--------------------------------------------------------------------------------


NOTE 10 - TAXES ON INCOME (cont.)

      B.    Tax benefits under the law for Encouragement of Capital Investments
            - 1959.

            The Company's production facilities have been granted in 2003 an "Approved Enterprise" status under the Law for the Encouragement of Capital Investments, 1959. The entitlement to the above benefits is conditional upon the company's fulfilling the conditions stipulated by the law, regulations published thereunder and the instruments of approval for the specific investments in approved enterprises/approved assets. In the event of failure to comply with these conditions, the benefits may be cancelled and the company may be required to refund the amount of the benefits, in whole or in part, with the addition of interest. Due to the fact that the plan was not executed and the equipment was not purchased, the "Approved Enterprise" status will probably be revoked.

      C.    Deferred taxes

            The deferred tax assets in respect of the balances of temporary differences (mostly in respect of carry forward tax losses) and the related valuation allowance, are as follows:

                                                                December 31,
                                                           --------------------
                                                            2005          2004
                                                           -------      -------
            Deferred tax assets - in respect of -
            Carry forward tax losses                       184,256      223,200

            L e s s - valuation allowance                  184,256      223,200
                                                           -------      -------
                                                                --           --
                                                           =======      =======

      D.    Tax assessments

            The Company has not received tax assessments since incorporation.

      E.    Losses for tax purposes

            As of December 31, 2005, the Company has carry forward tax losses of approximately $US 737,000, the tax losses can be utilized indefinitely.

Tracetrack Technologies Ltd.
                                                   Notes to Financial Statements
--------------------------------------------------------------------------------



NOTE 11 - BALANCES AND TRANSACTIONS WITH RELATED PARTIES

      A.    Long term loans

                                                         December 31,
                                                    -------------------
                                                     2005         2004
                                                    -------     -------
            Related party                           125,657     108,723
            Parent Company                          633,218     621,515
                                                    -------     -------
                                                    758,875     730,238
                                                    =======     =======

            The loans are in Israeli Shekels, unlinked and bear no interest, the repayment date has not been set.

      B.    Transactions with Related Parties

                                                                        Year ended December 31,
                                                                   --------------------------------
                                                                    2005        2004          2003
                                                                   ------       -----        ------

            Research and development costs - Parent Company        63,280       53,918            -
                                                                   ======       ======       ======
            Research and development costs - Payroll to
            related party                                          14,260       32,023       27,406
                                                                   ======       ======       ======
            General and administration expenses - Payroll to
            related party                                          18,494       21,032       35,452
                                                                   ======       ======       ======


NOTE 12 - CONTINGENT LIABILITIES AND COMMITMENTS

      A. The Company has received grants from the Chief Scientist's Office (hereinafter "CSO") of the Ministry of Trade and Industry in Israel, which amounted to approximately $ 440,000. In July 2005, the Company received a demand from the CSO to pay back an amount of approximately $ 17,000 due to an inspection made by the CSO. The Company is committed to pay royalties to the CSO of 3% on sales proceeds from products in which the CSO participated by the way of grants, limited to 120% of the grants received (linked to the US dollar rate). The Company's grant balance yet to be repaid to the CSO by royalties, as of December 31, 2005 amounted to approximately $ 520,000.


      B. In April 2003, the Company has entered into a research and development agreement with the Israeli Ministry of Defense ("MOD"). During the years 2003 and 2004, the Company received approximately $ 223,000 from the MOD and according to the agreement the Company is committed to pay royalties at the rate of 1.5% on sales of the developed product. In March 2004, the MOD terminated the agreement. As the aforementioned CSO participations were for research and development projects that are similar to the project with the MOD, the CSO may demand the Company to repay the grants received, therefore the Company recorded in 2003 and 2004 provisions in amounts of the grants it received from the MOD.

Tracetrack Technologies Ltd.
                                                  Notes to Financial Statements
-------------------------------------------------------------------------------



NOTE 13 - ADDITIONAL DATA RELATING TO STATEMENTS OF OPERATIONS

                                                                For the year ended December 31,
                                                             --------------------------------------
                                                              2005           2004             2003
                                                             ------        -------        ---------

            a) Research and development
            expenses, net
                 Research and development expenses           125,630       342,933         530,638
                 Less - grants                                     -       (92,585)       (169,008)
                                                             -------       -------        ---------

                                                             125,630       250,348         361,630
                                                             =======       =======        =========
            b) General and administrative
            expenses :
                 Payroll and related expenses                 18,494        21,032          35,452
                 Others                                        4,960        18,057          36,725
                                                             -------       -------        ---------

                                                              23,454        39,089          72,177
                                                             =======       =======        =========


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

ITEM 8A. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being December 31, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive and principal financial officer. Based upon that evaluation, our principal executive and principal financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 8B. OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Below are the names and certain information regarding the Company's executive officers and directors.

------------------------------------------ ------- --------------------------------------------------
Name                                       Age     Position
------------------------------------------ ------- --------------------------------------------------
Dr. Ehud Ganani                            54      Chairman, President & Chief Executive Officer
------------------------------------------ ------- --------------------------------------------------
Dr. Fredy Ornath                           57      Chief Scientist
------------------------------------------ ------- --------------------------------------------------
David Ben-Yair                             35      Chief Financial Officer
------------------------------------------ ------- --------------------------------------------------
Gil Perlberg                               46      Vice President Product Management & Engineering
------------------------------------------ ------- --------------------------------------------------
Jacob Eluz                                 49      Director
------------------------------------------ ------- --------------------------------------------------
Jack Hornstein                             60      Director
------------------------------------------ ------- --------------------------------------------------

Officers are elected annually by the Board of Directors (subject to the terms of any employment agreement), at our annual meeting, to hold such office until an officer's successor has been duly appointed and qualified, unless an officer sooner dies, resigns or is removed by the Board. There are no family relationships among any of the Company's directors and executive officers.

Background of Executive Officers and Directors

Dr. Ehud Ganani, Chairman, President & Chief Executive Officer. Dr. Ganani recently resigned as the Chief Executive Officer of IMI (Israeli Military Industries), after holding this position for 3 years. IMI is an Israeli government owned company, employing over 3,000 people. During these 3 years, he managed a turnaround of the company, increasing sales by 30% to $450 million, doubled sales backlog and improved the company's profitability. Prior to that, Dr. Ganani worked for 28 years with RAFAEL, an Israeli military technology company. During his tenure with RAFAEL, Dr. Ganani assumed positions as Vice President of Marketing & Business Development and as the representative of RAFAEL in Washington, D.C. for 5 years. During his term in Washington, Dr. Ganani oversaw contracts with U.S. Defense contractors and various government agencies. Dr. Ganani completed his MSc and DSc in Chemical Engineering at Washington University in St. Louis, Missouri. Prior to that, Dr. Ganani completed his BSc degree (with honors) in Chemical Engineering at the Technion, a technical university in Israel. Dr. Ganani was also a visiting professor and a research fellow at the University of California at Davis.

Dr. Fredy Ornath, Chief Scientist. Dr. Ornath career evolves in the fields of welding and materials engineering, failure analysis and inspection. From 1986 until recently, Dr. Ornath has headed Material Systems Limited, a consulting firm whose clients including many of the largest metalworking and construction companies in Israel. During that time he has served on several industry bodies and headed development projects. Between 1981 and 1986 he was with Urdan Industries as Chief Metallurgist and Deputy Director of R&D, specializing in ballistics. Between 1974 and 1981 he served in the Israel Defense Force, becoming Chief Welding Engineer at a military plant responsible for production of the Merkavah Battle Tank. Dr. Ornath obtained his Engineering degree at the Technion Institute of Technology in Israel. He later received, from the same institute his MSc. Degree and PhD in Material Sciences. He as also served as a faculty member.

David Ben-Yair, Chief Financial Officer. Mr. Ben-Yair was a controller for Talia, a medical devices development & production company located in Lod, Israel from October 2004 to November 2005. Between Jan 2004 and September 2004, Mr. Ben-Yair was an entrepreneur, developing an exclusive wine trading business. Between February 2002 and December 2003 Mr. Ben-Yair was a Group Controller at Robo Group, an international company traded both at the TASE (Tel-Aviv Stock Exchange) and at NASDAQ (under the symbol ROBO). Prior to that, between November 2000 and February 2002, he served as the CFO at MADACOM, a telecommunication company. Mr. Ben Yair is a Certified Public Accountant (Israel), member of the Israeli Institute of Certified Public Accountants since 2000. He completed his Bachelor degree in Economy & Accounting at Ben-Gurion University in Be'er-Sheba, Israel at 1998. He joined the office of Briteman-Almagor, the Israeli branch of Deloitte & Touche as an interim for two years and served as a senior accountant during the third year. In 2002 he completed his Master degree in Law (L.L.M.) at Bar-Ilan University in Israel. Mr. Ben-Yair served for 3 years in the Israeli Navy on board of a missile craft.

Gil Perlberg, Vice President of Product Management and Engineering. Mr. Perlberg has over 18 years of experience in high tech equipment and process development and marketing. Prior to joining TraceGuard, Mr. Perlberg worked for Shellcase Ltd., as Vice President of Engineering and R&D and later on as Vice President of IP. Prior to that, from 1990 to 2003 Mr. Perlberg worked at Kulicke and Soffa (Nasdaq: KLIC) for over 12 years in various engineering, R&D and marketing management positions. His last position at Kulicke and Soffa was Director of Product Development and R&D at Micro-Swiss, Israel. In 1999 to 2000, he worked at ASC-Tech80 (Nasdaq: ACSEF) as Vice President of Sales and Marketing. Mr. Perlberg holds a MBA from New York University, M.Sc. degrees in Electrical and Mechanical Engineering from Drexel University in Philadelphia, PA. and a B.Sc. in Mechanical Engineering from the Israel Institute of Technology in Haifa. During his military service, he reached the rank of major, in the IDF armored corps.

Jacob Eluz, Director. From 2003 to 2005 Mr. Eluz worked as an independent sub-contractor for several companies including among others Broadlight Inc., CivCom Inc., PolyCom Inc, GoNetwork Inc., and Logtel Ltd. During this period he specialized in the design of the 10Gbps high-speed optical communications. From 2000-2003 Mr. Eluz worked as a manager for Xlight Photonics Inc., overseeing the optical core of a Tera-bit optical network router. Prior to Joining Xlight Photonics Inc., Mr. Eluz worked for the Jerusalem Design Center Intel Corp, previously owned by Digital Equipment Corp., specializing in high-speed system design for Giga-bits Ethernet home networking cable modem projects. Jacob Eluz received his Bachelor of Science in 1985 in Electrical Engineering at Ben-Gurion University. Mr. Eluz obtained a Master in Business Administration in Finance in 2005 at the Hebrew University in Jerusalem.

Jack Hornstein, Director. From 1997 until 2004 Mr. Hornstein worked for Bombardier Aerospace Inc., as a Stress Section Chief, supervising a group of stress engineers responsible for all aspects of the structural strength of the Dash 8 aircraft and the preparation of strength certification reports for the Bombardier RJ900 fuselage. Since 2004 Mr. Hornstein's title has been Senior Engineering Specialist mainly providing consulting in aircraft structure stress and design. Mr. Hornstein received a Bachelor of Science in aeronautical sciences from the Engineering Institute Technion, Haifa, Israel, in 1972.

Board of Directors

Our Directors are elected by the vote of a plurality in interest of the holders of our voting stock and hold office for a term of one year and until a successor has been elected and qualified.

A majority of the authorized number of directors constitutes a quorum of the Board for the transaction of business. The directors must be present at the meeting to constitute a quorum. However, any action required or permitted to be taken by the Board may be taken without a meeting if all members of the Board individually or collectively consent in writing to the action.

Directors may receive compensation for their services and reimbursement for their expenses as shall be determined from time to time by resolution of the Board.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more then 10 percent of the Company's Common Stock, to file with the SEC the initial reports of ownership and reports of changes in ownership of common stock. Officers, directors and greater than 10 percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Specific due dates for such reports have been established by the Commission and the Company is required to disclose any failure to file reports by such dates. Based solely on its review of the copies of such reports received by it, or written representations from certain reporting persons that no Forms 5 were required for such persons, the Company believes that during the fiscal year ended December 31, 2005, there was no failure to comply with Section 16(a) filing requirements applicable to its officers, directors and ten percent stockholders.

Code of Ethics
The Company has adopted a Code of Ethics that applies to all officers, directors and employees of the Company.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth all compensation paid in respect of the Company's Chief Executive Officer and those individuals who received compensation in excess of $100,000 per year (collectively, the "Named Executive Officers") for our last three completed fiscal years.

                           SUMMARY COMPENSATION TABLE



                                                                 Annual Compensation
                                                    ------------------------------------------------
                                                                                       Other
                       Name and                                                        Annual
                  Principal Position         Year      Salary ($)     Bonus ($)      Compensation ($)
             ----------------------------   ------- -------------- ------------ --------------------
             Ehud Ganani, Chairman          2005                       -0-               -0-
             President & Chief Executive
             Officer

             Meir Zucker, Former            2005                       -0-               -0-
             President & Chief Executive
             Officer

             Jacob Eluz,                    2005                       -0-               -0-
             Former Chief Executive
              Officer

The Company is in the process of finalizing employment & consulting agreements with all individuals employed by by the company.

Equity Compensation Plan Information

There has been no common stock authorized for issuance with respect to any equity compensation plan as of the fiscal year ended December 31, 2005.

Employment Agreements

There are currently no employment agreements between the Company and any of its named executive officers.

Option Grants During 2005 Fiscal Year

No options were granted to any of the executive officers during the 2005 fiscal year. The Company does not have any outstanding stock appreciation rights.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of March 30, 2006 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the Company's executive officers and directors; and (iii) the Company's directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.


                                                      Common Stock               Percentage of
Name of Beneficial Owner (1)                       Beneficially Owned           Common Stock (2)
----------------------------                       ------------------           ----------------
Dr. Ehud Ganani                                                        -0-                    0%
David Ben-Yair                                                         -0-                    0%
------------------------------------------------------------------------------------------------
Jacob Eluz                                                             -0-                    0%
------------------------------------------------------------------------------------------------
Jack Hornstein                                                         -0-                    0%
------------------------------------------------------------------------------------------------
Gil Perlberg                                                           -0-                    0%
------------------------------------------------------------------------------------------------
Dr. Fredy Ornath                                                 9,609,990                 42.6%
------------------------------------------------------------------------------------------------
All officers and directors as a group                            9,609,990                 42.6%
(6 persons)


(1) Except as otherwise indicated, the address of each beneficial owner is c/o TraceGuard Technologies, Inc. 330 Madison Avenue, 9th Floor, New York, New York 10017.

(2) Applicable percentage ownership is based on 22,578,860 shares of common stock outstanding as of March 30, 2006, together with securities exercisable or convertible into shares of common stock within 60 days of March 30, 2006 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of March 30, 2006 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

      o No Director, executive officer, affiliate or any owner of record or beneficial owner of more than 5% of any class of voting securities of the Company is a party adverse to the Company or has a material interest adverse to the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

         The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance as of the fiscal year ended December 31, 2005.

                      EQUITY COMPENSATION PLAN INFORMATION

------------------------------------ ------------------------ ----------------------- ---------------------------
Plan category                         Number of securities       Weighted average        Number of securities
                                        to be issued upon       exercise price of      remaining available for
                                           exercise of         outstanding options,     future issuance under
                                      outstanding options,     warrants and rights    equity compensation plans
                                       warrants and rights                              (excluding securities
                                                                                       reflected in column (a)
------------------------------------ ------------------------ ----------------------- ---------------------------
                                               (a)                      (b)                      (c)
------------------------------------ ------------------------ ----------------------- ---------------------------
Equity compensation plans approved             -0-                     -0-                       -0-
by security holders
------------------------------------ ------------------------ ----------------------- ---------------------------
Equity compensation plans not                  -0-                     -0-                       -0-
approved by security holders
------------------------------------ ------------------------ ----------------------- ---------------------------

------------------------------------ ------------------------ ----------------------- ---------------------------
Total                                          -0-                     -0-                       -0-
------------------------------------ ------------------------ ----------------------- ---------------------------

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Subsidiary has entered into a License Agreement with Tracetrack, a company in which Dr. Fredy Ornath has an ownership interest, pursuant to which the Company was granted an exclusive, perpetual, world-wide license to certain technologies in exchange for the payment of royalty fees.

TraceGuard has entered into a Consulting Agreement with M.S. Materials Ltd., a company in which Dr. Fredy Ornath has an ownership interest, pursuant to which Dr. Ornath will provide the Company with consulting services.

Jack Hornstein is the brother of Dr. Fredy Ornath.

TraceGuard believes that the terms of all of the above transactions are commercially reasonable and no less favorable to us than we could have obtained from an unaffiliated third party on an arm's length basis. TraceGuard's policy requires that all related parties rescue themselves from negotiating and voting on behalf of it in connection with related party transactions.

ITEM 13. EXHIBITS
Exhibits:


Exhibit        Description of Exhibit
Number

3.1 Certificate of Incorporation (incorporated by reference to the Company's Registration Statement on Form SB-2, filed on June 18, 2002)

3.2 Certificate of Amendment to Certificate of Incorporation (incorporated by reference to the Company's Form 8-K, filed on September 15, 2005)

3.3 Articles of Merger changing the Registrant's name to TraceGuard Technologies, Inc. (incorporated by reference to the Company's Form 8-K, filed on September 15, 2005)

3.4 Bylaws (incorporated by reference from our Registration Statement on Form SB-2, filed on June 18, 2002).

10.1 Letter of Intent between Ibhas Technologies Inc. and Tracetrack Technologies Ltd, dated August 15, 2005 (incorporated by reference to the Company's Form 8-K, filed on August 22, 2005)

10.2 License Agreement, dated as of February 15, 2006, by and between TraceGuard Technologies Ltd. and Tracetrack Technology Ltd. (Incorporated by reference to the Company's Current Report on Form 8-K filed on February 16, 2006)

10.3 Consulting Agreement, dated as of February 15, 2006, by and between TraceGuard Technologies Ltd. and M.S. Materials Ltd. (incorporated by reference to the Company's Current Report on Form 8-K filed on February 16, 2006)

14.1 Code of Ethics (incorporated by reference to the Company's Annual Report on Form 10-KSB, filed on July 6, 2004)

31.1 Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2 Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by our auditors, for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2005 and 2004, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during that fiscal year were $53,000, and $ $5,000, respectively.

Audit Related Fees. We incurred fees to auditors of $0 for audit related fees during the fiscal years ended December 31, 2005 and 2004.

Tax Fees. We incurred fees to auditors $0 , for tax compliance, tax advice and tax compliance services during the fiscal years ended December 31, 2005 and 2004.

The Audit Committee has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        TRACEGUARD TECHNOLOGIES, INC.

                        By:      /s/  Dr. Ehud Ganani
                                 -----------------------------------
                                 Dr. Ehud Ganani
                                 President, Chief Executive Officer and Chairman (Principal Executive Officer)
                        By:      /s/ David Ben-Yair
                                 -----------------------------------
                                 David Ben-Yair
                                 Chief Financial Officer
                                 (Principal Financial and Accounting Officer)



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                  SIGNATURE                             TITLE                          DATE
---------------------------------       --------------------------------------    ----------------

/s/ Dr. Ehud Ganani
---------------------------------       President, Chief Executive Officer and    March 30, 2006
Dr. Ehud Ganani                         Chairman of the Board

/s/ David Ben-Yair
--------------------------------        Chief Financial Officer                   March 30, 2006
David Ben-Yair

/s/ Jacob Eluz
--------------------------------        Director                                  March 30, 2006
Jacob Eluz

/s/ Jack Hornstein
--------------------------------        Director                                  March 30, 2006
Jack Hornstein
