Form 10QSB
period 2006-03-31
TRACEGUARD TECHNOLOGIES, INC.
filed 2006-05-15
CIK 1174890

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
                  For the quarterly period ended March 31, 2006

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

             330 Madison Avenue, 9th Floor, New York, New York 10017
                    (Address of Principal Executive Offices)

                                 (866) 401-5969
                (Issuer's Telephone Number, Including Area Code)

                 (Former Address, if Changed Since Last Report)

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
|_|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: As of May 15, 2006 there were 22,578,859 shares of common stock issued and outstanding.

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                                                            Page

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS:

   Balance Sheet                                                              3

   Statements of Operations                                                   4

   Statements of Cash Flows                                                   5

   Statements of Changes in shareholders' equity (capital deficiency)         6

   Notes to Financial Statements                                             7-8

                          TRACEGUARD TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                   (UNAUDITED)

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS
IN US DOLLAR

                                                                      March 31,      December 31,
                                                                       2 0 0 6         2 0 0 5
                                                                    ------------     ------------
                                                                     (Unaudited)       (Audited)
                                                                    ------------     ------------
Assets

Current Assets
Cash and cash equivalents                                              1,720,656          895,693
Other receivables                                                         40,629           24,080
                                                                    ------------     ------------

Total current assets                                                   1,761,285          919,773
                                                                    ------------     ------------

Restricted deposit                                                        15,245           15,355
                                                                    ------------     ------------

Property and equipment, net                                              245,804           61,261
                                                                    ------------     ------------

License rights                                                           100,000          100,000
                                                                    ------------     ------------

         Total Assets                                                  2,122,334        1,096,389
                                                                    ============     ============

Liabilities and Shareholders' Equity

Current Liabilities

     Accounts payable- trade and other                                    79,323          154,053
     Other current liabilities                                           296,819           32,154
                                                                    ------------     ------------
          Total current liabilities                                      376,142          186,207

Commitments and contingencies
                                                                    ------------     ------------

         Total liabilities                                               376,142          186,207
                                                                    ------------     ------------

Shareholders' Equity
Share capital - common shares par value $0.001;                           22,579           22,543
Authorized - March 31, 2006 and December 31, 2005 - 150,000,000
Issued and outstanding* - March 31, 2006 and December 31, 2005 -
22,578,859 and 22,542,859 shares, respectively
Additional paid-in capital                                             1,107,697          648,344
Receipt on account of shares to be allotted                            1,768,218          686,900
Deficit accumulated during the development stage                      (1,152,302)        (447,605)
                                                                    ------------     ------------
         Total shareholders equity                                     1,746,192          910,182
                                                                    ------------     ------------

         Total liabilities and shareholders equity                     2,122,334        1,096,389
                                                                    ============     ============

              The accompanying notes are an integral part of these
                        condensed financial statements.

                          TRACEGUARD TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                   (UNAUDITED)

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
IN US DOLLAR

                                                                                           Cumulative from
                                                             Three Month Ended March 31,   March 20, 2002(*)
                                                             --------------------------      to March 31
                                                                2006            2005            2006
                                                             ----------      ----------      ----------
                                                             (Unaudited)     (Unaudited)     (Unaudited)
                                                             ----------      ----------      ----------
Research and development expenses                               162,628              --         193,168

General and administrative expenses                             543,936           7,287         959,574
                                                             ----------      ----------      ----------

Operating loss                                                 (706,564)         (7,287)     (1,152,742)
Financing expenses                                               (6,497)             --          (8,974)
Financing  Income                                                 8,364              --           9,414
                                                             ----------      ----------      ----------
Loss for the period                                            (704,697)         (7,287)     (1,152,302)
                                                             ==========      ==========      ==========

Loss per share ("EPS") - basic and diluted                        (0.03)          (0.00)          (0.07)
                                                             ==========      ==========      ==========

Weighted average number of shares used in computation of
EPS basic and diluted **                                     22,576,859      16,440,000      16,762,436
                                                             ==========      ==========      ==========

(*) Commencement of operations.

(**) After giving a retroactive effect to a six-to-one stock split in the form of stock dividend of fully paid dividend shares of $0.001 par value at a rate of five shares for every one share of $0.001 par value;

              The accompanying notes are an integral part of these
                        condensed financial statements.

                          TRACEGUARD TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                   (UNAUDITED)

CONDENSED INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
IN US DOLLARS

                                                                                                 Cumulative from
                                                                   Three Months Ended March 31,  March 20, 2002
                                                                    -------------------------     to March 31,
                                                                       2006           2005          2006(*)
                                                                    ----------     ----------     ----------
                                                                    (Unaudited)    (Unaudited)    (Unaudited)
                                                                    ----------     ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss for  the period                                              (704,697)        (7,287)    (1,152,302)

Adjustments to reconcile net loss for the period to net cash used in operating activities:

Income and expenses not involving cash flow:
    Depreciation                                                         4,972             --          5,414
    Compensation expenses to service provider                           52,200         52,200
    Imputed interest on notes payable to shareholders                       --             --          2,253
Changes in operating assets and liabilities:
    Decrease (increase) in other receivables                           (16,548)           729        (40,628)

    Increase in accounts payable and other current liabilities         189,935          5,095        381,508

Decrease in restricted Deposit                                             110             --            110
                                                                    ----------     ----------     ----------
Net cash used in operating activities                                 (474,028)        (1,463)      (751,443)
                                                                    ----------     ----------     ----------

Cash Flows from Investing Activities
Restricted deposit                                                          --             --        (15,355)

Advance on account of license rights                                        --             --       (100,000)
Purchase of property and equipment

                                                                      (189,516)            --       (251,219)
                                                                    ----------     ----------     ----------
Net cash used in investing activities                                 (189,516)            --       (366,464)
                                                                    ----------     ----------     ----------

Cash Flows from Financing Activities

Issuance of share capital and warrants, net of issuance expenses       407,189             --      1,040,386

Receipts on accounts of shares to be allotted                        1,081,318             --      1,768,218
Receipt on account of notes from shareholder                                            9,001         30,071
                                                                    ----------     ----------     ----------

Net cash provided by financing activities                            1,488,507          9,001      2,838,675
                                                                    ----------     ----------     ----------
Increase in cash and cash equivalents                                  824,963          7,538      1,720,656

Cash and cash equivalents at the beginning of the period               895,693          1,721             --
                                                                    ----------     ----------     ----------
Cash and cash equivalents at the end of the period                   1,720,656          9,259      1,720,656
                                                                    ==========     ==========     ==========

(*) Commencement of operations.

              The accompanying notes are an integral part of these
                        condensed financial statements.

                          TRACEGUARD TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                   (UNAUDITED)

CONDENSED INTERIM CONSOLIDATED STATEMENT OF CHANGES IN SHAREOLDERS' EQUITY IN US DOLLARS

                                                                                                         Deficit
                                                                Receipts on                             Accumulated
                                                                Account of   Additional                 During The
                                      Number of   Common Stock   Shares To    Paid In                   Development
                                       Shares*       Amount     be Allotted   Capital       Warrants      Stage         Total
                                      ----------   ----------   ----------   ----------    ----------   ----------    ----------
Issuance of common stock to
     founders on inception            15,000,000        2,500           --           --            --           --         2,500
Issuance of common stock               1,440,000          240           --       47,760            --           --        48,000
Net loss for the period                       --           --           --           --            --      (76,263)      (76,263)
                                      ----------   ----------   ----------   ----------    ----------   ----------    ----------
Balance March 31, 2004 (audited)      16,440,000        2,740           --       47,760            --      (76,263)      (25,763)

Net loss for the year                         --           --           --           --            --      (13,382)      (13,382)
                                      ----------   ----------   ----------   ----------    ----------   ----------    ----------
Balance March 31, 2005 (audited)      16,440,000        2,740           --       47,760            --      (89,645)      (39,145)

Issuance of common stock (net of
     issuance expense) on
     August 24, 2005                   5,360,004          893           --       72,407            --           --        73,300

Issuance of dividend shares on
     September 12, 2005                                18,167           --      (18,167)           --           --            --
Issuance of common stock and
     warrants (net of issuance
     expense) on November 6, 2005
     and December 5, 2005                642,855          643           --      275,949       162,805           --       439,397
Receipt on accounts of shares to
     be allotted                              --           --      686,900           --            --           --       686,900
Issuance of shares to service
     providers (net of issuance
     expense) on August 24, 2005         100,000          100           --       69,900            --           --        70,000
Capital surplus on account of
     shareholders waiver on notes
     payable                                                                     37,690                                   37,690
Net loss for the period                       --           --           --           --            --     (357,960)     (357,960)
                                      ----------   ----------   ----------   ----------    ----------   ----------    ----------
Balance December 31, 2005 (audited)   22,542,859       22,543      686,900      485,539       162,805     (447,605)      910,182

Issuance of warrants in January,
     2006                                     --           --           --           --       407,189                    407,189
Receipt on accounts of shares to be
allotted in January, 2006                     --           --    1,081,318           --            --           --     1,081,318
Issuance of shares to service
     provider in January, 2006            36,000           36           --       52,164            --           --        52,200
Net loss for the period                       --           --           --           --            --     (704,697)     (704,697)
                                      ----------   ----------   ----------   ----------    ----------   ----------    ----------
Balance March 31, 2006 (unaudited)    22,578,859       22,579    1,768,218      537,703       569,994   (1,152,302)    1,746,192
                                      ==========   ==========   ==========   ==========    ==========   ==========    ==========

(*) After giving a retroactive effect to a six-to-one stock split in the form of stock dividend of fully paid dividend shares of $0.001 par value at a rate of five shares for every one share of $0.001 par value.

        The accompanying notes are an integral part of these consolidated financial statements.

                          TRACEGUARD TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                   (UNAUDITED)

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

      a. TraceGuard Technologies, Inc. (formerly: IBHAS Technologies Inc.) ("the Company") was incorporated in Nevada on March 20, 2002. Initially the Company's plan was to develop and market an internet based computer software program known as IBHAS software. The IBHAS computer software program was intended to automate the process of submission of Internet web page information in multiple languages to major internet search engines. Changes in the market place forced the Company to seek other technologies

      b. On February 2, 2006, the Board of Directors of the Company approved a change in the Company's fiscal year to December 31 from March 31.

      c. The interim statements as of March 31, 2006 and for the three months period then ended (hereafter - the interim statements) were drawn up in condensed form, in accordance with generally accepted accounting principles applicable to interim statements. The accounting principles applied in preparation of the interim statements are consistent with those applied in the annual financial statements. Nevertheless, the interim statements do not include all the information and explanations required for the annual financial statements.

NOTE 2 - License Rights

      a. On February 15, 2006, the company's fully owned Subsidiary, TraceGuard Technologies Ltd (the "Subsidiary") entered into a License Agreement (the "Agreement") with TraceTrack Technology Ltd ("TraceTrack"), an Israeli based company. Pursuant to the Agreement, the Subsidiary, under certain terms and conditions as set forth within the Agreement, acquired an exclusive, worldwide, perpetual license to the patents and related know-how owned by TraceTrack, which involves technology being developed to be used for the collection of explosive traces. In consideration for the license granted to the Subsidiary, TraceTrack will receive royalty payments of 3% of net sales until the earlier of: five years from the first commercial sale of a product, or at the time that the aggregate total royalty payment equal $2,500,000. This is in addition to a previous payment of $100,000 made as a down payment for the license and is as license rights. As a result of the agreement, the Company is considered the successor entity of TraceTrack.

NOTE 3 - Shareholders Equity

      a. On January 19, 2006, the Company completed a private placement offering of 1,607,836 units, each "unit" comprising one share of Common share, one warrants to purchase one Common share with an exercise price of $1.5 and contractual life of one year and one warrant to purchase one Common share with an exercise price of $2.5 and contractual life of three years. Units were issued for an aggregate purchase price of $1,125,487. Warrants were valued according to Black-Scholes valuation model at $407,189 using a risk free interest rate of 4.35%, their contractual life, an annual volatility of 100% and no expected dividend.

      b. In January 2005, the Company entered into a service agreement upon which the service provider shall provide the Company services in consideration for 36,000 shares of the Company's common stock. According to the service agreement in the event that the aggregate fair value of the shares at the end of the term of the agreement shall be at less than $25,000 the Company shall issue additional shares to compensate for such difference in value. The market value of these shares as of March 31, 2006 was $52,200.

      c.    Effective January 1, 2006 the Company adopted SFAS No. 123 (Revised
            2004) "Share-Based Payment" ("SFAS No. 123R") using the Modified Prospective Approach. SFAS No. 123R revises SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123) and requires the measurement and recognition of compensation of all share-based payments including grants of employee stock options, to be based on their estimated fair values at grant date, or the date of later modification, over the requisite service period. Under SFAS No. 123R, the Company required to select a valuation technique that meets the criteria as stated in the standard. Allowable valuation models includes a binomial model and the Black-Scholes model. At the present time the Company uses the Black-Scholes model with the following assumptions: expected volatility is based on historical volatility of comparable companies; the expected term is based on the contractual life of the warrant granted and the risk-free rate is based on the U.S Treasury yield cure in effect at the time of grant.

NOTE 4 - Transactions with Related Parties

      d. On February 15, 2006 the Subsidiary entered into a consulting agreement with M.S. Materials Ltd. ("M.S.") for a term of thirty six months. The services to be provided to the Subsidiary by M.S. shall be provided solely by Dr. Ornath, who will be engaged as the Chief Scientist of the Subsidiary. In consideration for Dr. Ornath services the Subsidiary will pay a monthly fee of $12,000 to M.S. In addition, the Company will grant M.S. options to purchase of Common shares (par value $0.001) as follows:

            1) Options to purchase of 1,200,000 shares at an exercise price of at least $0.70 or based on terms to be resolved by the Company's Board of Directors.

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

            4) As none of the conditions set forth within the consulting agreement have yet to materialize, none of the above options were issued to date.

NOTE 5 - SUBSEQUENT EVENTS

      a. On May 7, 2006, TraceGuard Technologies Ltd. entered into an agreement with Dr. Ehud Ganani pursuant to which Dr. Ganani will serve as Chief Executive Officer of TraceGuard Technologies Ltd., effective February 1, 2006. Dr. Ganani shall receive a monthly salary of $15,000 and an annual bonus of up to $120,000 upon achieving certain objectives. Dr. Ganani will be granted up to 2,790,000 stock options of the Company, at an exercise price of $0.70 per share, subject to and in accordance with the Company's employee stock option plan to be adopted by the Company.

      b. On May 7, 2006, the Company completed a private placement offering of 2,108,662 units, each "unit" comprising one share of the Company common stock and two common share purchases warrants each for a share of the Company common stock for an aggregate purchase price of $1,476,064.

Tracetrack Technologies Ltd.
                                                               Table Of Contents
--------------------------------------------------------------------------------

                                                                            Page

TRACETRACK TECHNOLOGY Ltd. FINANCIAL STATEMENTS:

   Balance Sheets                                                            10

   Statements of Operations                                                  11

   Statements of Cash Flows                                                  12

   Notes to Financial Statements                                             13

Tracetrack Technologies Ltd.
in US dollars
                                                                   Balance Sheet
--------------------------------------------------------------------------------

                                                                    December 31,
                                                                       2005
                                                                   ------------
                                                                      Audited
                                                                   ------------
Assets

Current assets:

Cash and cash equivalents                                                10,889
Other receivables                                                         4,685
                                                                   ------------

Total current assets                                                     15,574
                                                                   ------------

Non-current assets:

Fixed assets, net                                                         4,208
                                                                   ------------

Total non-current assets                                                  4,208
                                                                   ------------

Total assets                                                             19,782
                                                                   ============

Liabilities net of capital deficiency

Current liabilities:

Credit from bank                                                             --
Trade payables                                                            2,453
Other payables                                                          378,917
                                                                   ------------

Total current liabilities                                               381,370
                                                                   ------------

Long-term liabilities:

Loans from related parties                                              758,875
                                                                   ------------

Total long-term liabilities                                             758,875
                                                                   ------------

Total liabilities                                                     1,140,245
                                                                   ------------

Capital deficiency

Share capital - Ordinary shares of NIS 1 par value
(authorized - December 31, 2005, December 31, 2004
and 2003- 10,000 shares; issued and outstanding -
December 31, 2005, December 31, 2004 and 2003-
10,000 shares)                                                            2,111


Accumulated other comprehensive income  (loss)                            1,476
Accumulated deficit                                                  (1,124,050)
                                                                   ------------

Total capital deficiency                                             (1,120,463)
                                                                   ------------

Total liabilities net of capital deficiency                              19,782
                                                                   ============

    The accompanying notes are an integral part of these financial statements

Tracetrack Technologies Ltd.
in US dollars
                                                         Statements of Operation
--------------------------------------------------------------------------------

                                                              Period from
                                                            January 1, 2006     Three month
                                                            to February 15,   ended March 31,
                                                            ---------------   ---------------
                                                                 2006              2005
                                                            ---------------   ---------------
                                                              Unaudited          Unaudited
                                                            ---------------   ---------------
Operating expenses:

Research and development expenses, net                            19,351           25,784
General and administrative expenses                                2,301            5,128
                                                              ----------       ----------
Operating loss                                                   (21,652)         (30,912)

Financial income (expenses), net                                     135              (45)
                                                              ----------       ----------

Net loss for the period                                          (21,517)         (30,957)
                                                              ==========       ==========

Loss per Ordinary share, basic and diluted                         (2.15)            (3.1)
                                                              ==========       ==========

Weighted average number of shares used in computation of
loss per share, basic and diluted                                 10,000           10,000
                                                              ==========       ==========


    The accompanying notes are an integral part of these financial statements

Tracetrack Technologies Ltd.
in US dollars
                                                        Statements of Cash Flows
--------------------------------------------------------------------------------

                                                            Period from
                                                             January 1,
                                                              2006 to         Three month
                                                            February 15,    ended March 31,
                                                            ------------     ------------
                                                               2006             2005
                                                            ------------     ------------
                                                             Unaudited        Unaudited
                                                            ------------     ------------
Cash flows from operating activities
Net loss for the period                                          (21,517)         (30,957)
Adjustments to reconcile net loss to net cash used in
    operating activities:
Depreciation and amortization                                        316              689
Changes in operating assets and liabilities:
Decrease in other receivables                                      2,326            2,403
Decrease in accounts payables and accruals                        (6,302)          (9,554)
                                                            ------------     ------------
Net cash used in operating activities                            (25,177)         (37,419)
                                                            ------------     ------------

Cash flows from financing activities
Increase of short term bank credit, net                              916              798
Receipt of long term loans from related partie                    13,649           36,621
                                                            ------------     ------------
Net cash provided by financing operations                         14,565           37,419
                                                            ------------     ------------

Translation differences on cash balances                            (277)              --

Net decrease of cash and cash equivalents                        (10,889)              --
                                                            ------------     ------------

Cash and cash equivalents at the beginning of the period          10,889               --
                                                            ------------     ------------

Cash and cash equivalents at the end of the period                    --               --
                                                            ============     ============


   The accompanying notes are an integral part of these financial statements.

Tracetrack Technologies Ltd.
                                                   Notes to Financial Statements
--------------------------------------------------------------------------------

NOTE 1 - GENERAL

      a. Tracetrack Technologies Ltd. a wholly-own subsidiary of Matterial System Ltd. (hereafter the Parent Company) is an Israeli corporation (hereinafter the "Company") which was established and commenced operation on January 6, 2002.

      Through February 15, 2006 the company was engaged in developing and marketing systems for detection of explosives in luggage of air traffic passengers.

      On February 15, 2006 the Company entered into an agreement under which it shall grant to TraceGuard Technologies Inc. (Nasdaq TCGD.OB or its affiliates (hereinafter- TraceGuard) an exclusive, worldwide, perpetual license (hereinafter the "License") to make any and all uses of the Company's technology, under the terms stipulated as defined in this agreement. Pursuant to this agreement TraceGuard paid the Company $ 100,000 for these rights and will pay the Company, on quarterly basis, payment of three percent (3%) of sales, until the earlier of the lapse of five years from the first commercial sale of products, as defined in the agreement, or at the time that the aggregate amount of such payments equal $ 2.5 million. Commencing February 15, 2006 the Company ceased to be a development stage company, as it ceased operating and will benefit from future royalties from TraceGuard.

      b. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of December 31, 2005 the Company has a working capital deficiency of approximately $ 366,000 and capital deficiency of approximately $ 1,120,000 and a net loss of approximately $ 57,000 for the year ending December 31, 2005. These raise substantial doubt about its ability to continue as a going concern. The Company's existence is dependent on the ongoing financing from its shareholders. Or profitability from future royalties upon its license agreement with TraceGuard.

      These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

      The interim statements at March 31, 2006 and for the three month periods then ended (hereafter - the interim statements) were drawn up in condensed form, in accordance with accounting principles accepted in the United States of America applicable to interim statements. The accounting principles applied in preparation of the interim statements are consistent with those applied in the annual financial statements nevertheless, the interim statements do not include all the information and explanations required for annual financial statements.

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

General

Up until June 29, 2005 our business plan was to develop and market an Internet computer software program that was designed to automate the process of submission of Internet web page information in multiple languages to major Internet search engines. Currently, our business plan strategy is now focusing on developing technologies for homeland security applications. This new focus is based on an exclusive technology licensing agreement with Tracetrack Technologies Ltd., ("TraceTrack"), which was finalized in a licensing agreement between our wholly owned subsidiary, TraceGuard Technologies Ltd. (the "Subsidiary") and Tracetrack on February 15, 2006. Since inception, Tracetrack has focused on developing technologies for homeland security applications. Accordingly, since we intend to continue the business of TraceTrack, we consider TraceTrack to be a "predecessor entity" and have included the financial statement of TraceTrack as of February 15, 2006 in this Quaterly Report on Form 10-QSB. In addition discussions of TraceTrack's results of operations are included below.

Cash Requirements

Our plan of operations for 2006 requires financing of $3,500,000 to initiate the development of our products, based on the licensed technology, through our Subsidiary, registered in Israel, and for marketing efforts, as follows:

Estimated funding required during 2006:

Development and Engineering                         $ 2,200,000
Marketing and business development                  $   300,000
General and Administrative                          $ 1,000,000
                                                    -----------
Total                                               $ 3,500,000
                                                    -----------

As of March 31, 2006, we had a working capital and shareholders' equity of $1,385,142 and $1,746,192 respectively. Since April 1, 2006 we have raised additional sum of approximately $1,476,064 in private placements. We plan to raise additional cash of approximately $1,500,000 by June 30, 2006, primarily through private placements. We plan to raise additional funding through public offering of our securities by the end of 2006. This will allow us to continue with the development of our product, There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.

The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders.

Product Research and Development

We anticipate that our Subsidiary, TraceGuard Technologies Ltd registered in Israel will continue recruiting several professional employees over the next few months as part of the establishment of an R&D center in Israel.

Lease agreements & investments

The Company and our wholly owned subsidiary, entered into agreements to lease office space in Arlington VA, Manhattan NY and Petach-Tikva (Israel). Total expected fees for the next 12 months are approximately $92,500.

For the three months period ended March 31, 2006 the Company its subsidiary have invested approximately $213,000 in leasehold improvements and furniture for its new facilities.

In addition, as of March 31, 2006 , a sum of approximately $40,000 has been invested in equipment, computer hardware and computer software for the Subsidiary's development group. Additional $450,000 are planned to be invested in 2006 for this purpose.

Employees

As of May 15, 2006 there are 18 employees, other than and its directors, being employed by our Subsidiary. We expect to further recruit number of part time and full time employees in the field of engineering, R&D, administrative and business development over the next 12-month period.

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

Not all of the accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the following policies could be deemed to be critical within the SEC definition. We have historically incurred losses, and through March 31, 2006 have incurred losses of $1,152,302.

On February 2, 2006, the Board of Directors of the Company approved a change in its fiscal year so it will end December 31, rather than end at March 31. As a result, the Company reported on the Form 10-KSB, the results of its activities for the transition period between April 1, 2005 and December 31, 2005.

Effective January 1, 2006 the Company adopted SFAS No. 123 (Revised 2004) "Share-Based Payment" ("SFAS No. 123R") using the Modified Prospective Approach. SFAS No. 123R revises SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123) and requires the measurement and recognition of compensation of all share-based payments including grants of employee stock options, to be based on their estimated fair values at grant date, or the date of later modification, over the requisite service period. Under SFAS No. 123R, the Company required to select a valuation technique that meets the criteria as stated in the standard. Allowable valuation models includes a binomial model and the Black-Scholes model. At the present time the Company uses the Black-Scholes model.

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

Fair Value of Financial Instruments

The Company considers all highly liquid interest-earning investments with a maturity of three months or less at the date of purchase to be cash equivalents The financial instruments of the Company consist mainly of non-derivative current assets and current liabilities. In view of their nature, the fair value of financial instruments included in working capital of the Company is usually identical or close to their carrying value.

Results of Operations

Three  months ended March 31, 2006 and  2005

Our Company recorded losses of $704,697 and $7,287 for the three months ended March 31, 2006 and 2005, respectively, and losses of $1,152,302 since March 20, 2002 (commencement of operations). The principal components of the losses were for R&D and general and administrative expenses.

TraceTrack recorded in 2006 over the period ended February 15, 2006 losses of $21,517 over, for the three months ended March 31, 2005 were $30,957 and total losses of $1,145,567 since inception.

The Company's operating expenses for the three months ended March 31, 2006 and March 31, 2005, respectively , were $706,563 and $7,287, respectively. The principal components of the losses were for R&D and general and administrative expenses, mainly consisting of payroll cost and consulting expenses.

TraceTrack's operating expenses in 2006, over the period ended February 15, 2006 were $21,652 and for the three months ended March 31, 2005 were $30,912. The principal components of the losses were for R&D and general and administrative expenses, mainly consisting of payroll cost and consulting expenses.

Liquidity and Capital Resources

At March 31, 2006, the Company had positive working capital of $ 1,385,142.

At March 31, 2006, the Company's total assets were $ 2,122,334 which consisted of cash, other receivables, restricted deposit, property and equipment And license rights.

At March 31, 2006, the Company's total liabilities were $ 376,142.

The Company has had no revenues since inception.

As of March 31, 2006, the Company had working capital of $1.4 million and $1.7 million in cash and cash equivalents. Net cash of $1.5 million was provided during the three months period ended March 31, 2006. Net cash of $474 thousand was used in operating activities during the three months period ended March 31, 2006. The net loss for the three months period ended March 31, 2006 was $705 thousand, and was primarily due to research and development activities of $163 thousand, general and administrative activities of $544 thousand, which were partially offset by financial incomes of $1.8 thousand. The Company's used cash of $189 thousand in investment activities during the three months period ended March 31, 2006 primarily due to investing in, property and equipment. Net cash of $1.5 million provided by financing activities was from receipt on account of shares to be allotted.

Based on the Company's expectations and contingency plans described above, all of the above are expected to provide more than sufficient liquidity for the foreseeable future and the next 12 months in particular. The Company cannot be certain that funding will be available on acceptable terms, or at all.

The Company has no long-term debt and does not regard long-term borrowing as a good, prospective source of financing.

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being March 31, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive and principal financial officer. Based upon that evaluation, our principal executive and principal financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 19, 2006, the Company completed a private placement offering of 1,607,836 units, each "unit" comprising one share of our common stock and two warrants to purchase two Common shares for an aggregate purchase price of $1,125,487 out of which the value of the warrants, according to the Black-Scholes model, was calculated as $407,189.

On May 7, 2006, the Company completed a private placement offering of 2,108,662 units, each "unit" comprising one share of the Company common stock and two common share purchases warrants each for a share of the Company common stock for an aggregate purchase price of $1,476,064.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

Item
Number      Exhibit

3.1 Certificate of Incorporation (incorporated by reference to the Company's Registration Statement on Form SB-2, filed on June 18,
            2002)
3.2 Certificate of Amendment to Certificate of Incorporation (incorporated by reference to the Company's Form 8-K, filed on September 12, 2005)
3.3 Bylaws (incorporated by reference from our Registration Statement on Form SB-2, filed on June 18, 2002).
10.1 License Agreement with TraceTrack dated February 15, 2006 (incorporated by reference to the Company's Form 8-K, filed on February 15, 2006)
10.2 Consulting Agreement with M.S. Materials Ltd dated February 15, 2006 (incorporated by reference to the Company's Form 8-K, filed on February 16, 2006)
10.3 Agreement, effective as of February 1, 2006, by and between TraceGuard Technologies Ltd. and Dr. Ehud (Udi) Ganani. (incorporated by reference to the Company's Form 8-K, filed on May 10, 2006)
31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1        Certification of Chief Executive Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2        Certification of Chief Financial Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TraceGuard Technologies, Inc.

By:

/s/Dr. Ehud Ganani
----------------------------------------
Dr. Ehud Ganani, President, Chief Executive Officer
(Principal Executive Officer)
Date:  May 15, 2005


/s/ David Ben-Yair
----------------------------------------
David Ben-Yair, Chief Financial Officer
(Principal Financial Officer)
Date:  May 15, 2005