Form 10QSB
period 2006-06-30
TRACEGUARD TECHNOLOGIES, INC.
filed 2006-08-14
CIK 1174890

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

                  For the quarterly period ended June 30, 2006

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

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: As of August 14, 2006 there were 24,186,695 shares of common stock issued and outstanding.

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                          TRACEGUARD TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                   (UNAUDITED)
3

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                                                            Page

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS:

  Balance Sheet                                                              3

  Statements of Operations                                                   4

  Statements of Cash Flows                                                   5

  Statements of Changes in shareholders' equity (Capital deficiency)         6

  Notes to Financial Statements                                             7-10

                          TRACEGUARD TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  (UNAUDITED)

CONDENSED INTERIM CONSOLIDATED BALANCE SHEET
IN US DOLLAR

                                                                    June 30,    December 31,
                                                                      2006         2005
                                                                  ------------  ------------
                                                                   (Unuadited)   (Audited)
                                                                  ------------  ------------
Assets

Current Assets
Cash and cash equivalents                                            1,654,296       895,693
Other receivables                                                      213,552        24,080
                                                                  ------------  ------------

Total current assets                                                 1,867,848       919,773
                                                                  ------------  ------------

Long Term Prepaid Expenses                                              16,696            --
                                                                  ------------  ------------

Restricted deposit                                                      16,288        15,355
                                                                  ------------  ------------

Property and equipment, net                                            421,720        61,261
                                                                  ------------  ------------

License rights                                                         100,000       100,000
                                                                  ------------  ------------
         Total Assets                                                2,422,552     1,096,389
                                                                  ============  ============

Liabilities and Shareholders' Equity

Current Liabilities

     Accounts payable- trade and other                                 334,717       154,053
     Other current liabilities                                         238,435        32,154
                                                                  ------------  ------------
          Total current liabilities                                    573,152       186,207

Commitments and contingencies

         Total liabilities                                             573,152       186,207
                                                                  ------------  ------------

Shareholders' Equity
Share capital - common shares par value $0.001;                         24,187        22,543
Authorized - June 30, 2006 and December 31, 2005 - 150,000,000
Issued and outstanding* - June 30, 2006 and December 31, 2005 -
24,186,695 and 22,542,859 shares, respectively
Additional paid-in capital                                           1,226,853       485,539
Receipt on account of shares to be allotted                          1,655,799       686,900
Warrants                                                             1,104,019       162,805
                                                                  ------------  ------------
Deficit accumulated during the development stage                    (2,161,458)     (447,605)
                                                                  ------------  ------------
         Total shareholders equity                                   1,849,400       910,182
                                                                  ------------  ------------

         Total liabilities and shareholders equity                   2,422,552     1,096,389
                                                                  ============  ============

* After giving a retroactive effect to a six-to-one stock split in the form of stock dividend of fully paid dividend shares of $0.001 par value at a rate of five shares for every one share of $0.001 par value on September 12, 2005.

              The accompanying notes are an integral part of these
                        condensed financial statements.

                          TRACEGUARD TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  (UNAUDITED)

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
IN US DOLLAR

                                                                                            Cumulative from
                              Three Months Ended June 30      Six Months Ended June 30      March 20,2002(*)
                              -------------------------       -------------------------       to June 30
                                 2006           2005             2006           2005             2006
                              ----------     ----------       ----------     ----------       ----------
                              (Unaudited)    (Unaudited)      (Unaudited)    (Unaudited)      (Unaudited)
                              ----------     ----------       ----------     ----------       ----------
Research and development
expenses                         574,809             --          737,437             --          767,977

Marketing general and
administrative expenses          441,874          6,527          985,810         13,814        1,401,448
                              ----------     ----------       ----------     ----------       ----------

Operating loss                (1,016,683)        (6,527)      (1,723,247)       (13,814)      (2,169,425)

Financing expenses                (6,687)            --          (13,184)            --          (15,662)

Financing  income                 14,214             --           22,578             --           23,629
                              ----------     ----------       ----------     ----------       ----------

Loss for the period           (1,009,156)        (6,527)      (1,713,853)       (13,814)      (2,161,458)
                              ==========     ==========       ==========     ==========       ==========

Loss  per  share  ("EPS")             --
basic and diluted                  (0.04)         (0.00)**         (0.08)         (0.00)**         (0.13)
                              ==========     ==========       ==========     ==========       ==========

Weighted average number of
shares used in computation
of EPS basic and diluted      22,773,213     16,440,000**     22,675,578     16,440,000**     17,112,392
                              ==========     ==========       ==========     ==========       ==========

(*)   Date of inception.

(**) After giving a retroactive effect to a six-to-one stock split in the form of stock dividend of fully paid dividend shares of $0.001 par value at a rate of five shares for every one share of $0.001 par value on September 12, 2005.

              The accompanying notes are an integral part of these
                        condensed financial statements.

                          TRACEGUARD TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  (UNAUDITED)

CONDENSED INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
IN US DOLLARS

                                                                                              Cumulative from
                                                                    Six Months Ended June 30  March 20, 2002(*)
                                                                    ------------------------     to June 30,
                                                                       2006          2005          2006
                                                                    ----------    ----------    ----------
                                                                    (Unaudited)   (Unaudited)   (Unaudited)
                                                                    ----------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss for  the period                                            (1,713,853)      (13,814)   (2,161,458)
Adjustments  to  reconcile  net loss for the  period to net cash used in operating activities:

Income and expenses not involving cash flow:
    Depreciation                                                        14,641            --        15,083
    Compensation expenses to service provider                           52,200            --        52,200
    Imputed interest on notes payable to shareholders                       --           868         2,254
Changes in operating assets and liabilities:
    Decrease (increase) in other receivables                          (189,472)          729      (213,553)
    Increase in long term prepaid expenses                             (16,696)           --       (16,696)
    Increase  (decrease) in accounts  payable and other current
    liabilities                                                        386,945          (460)      578,518
                                                                    ----------    ----------    ----------

Net cash used in operating activities                               (1,466,235)      (12,677)   (1,743,652)
                                                                    ----------    ----------    ----------

Cash Flows from Investing Activities
Restricted deposit                                                        (933)           --       (16,288)
Advance on account of license rights                                        --            --      (100,000)
Purchase of property and equipment
                                                                      (375,100)           --      (436,803)
                                                                    ----------    ----------    ----------
Net cash used in investing activities                                 (376,033)           --      (553,091)
                                                                    ----------    ----------    ----------

Cash Flows from Financing Activities

Issuance of share capital and warrants, net of issuance expenses       945,072            --     1,578,269
Receipts on accounts of shares to be allotted                        1,655,799            --     2,342,699
Receipt on account of notes from shareholder                                          13,501        30,071
                                                                    ----------    ----------    ----------
Net cash provided by financing activities                            2,600,871        13,501     3,951,039
                                                                    ----------    ----------    ----------
Increase in cash and cash equivalents                                  758,603           824     1,654,296
Cash and cash equivalents at the beginning of the period               895,693         1,721            --
                                                                    ----------    ----------    ----------
Cash and cash equivalents at the end of the period                   1,654,296         2,545     1,654,296
                                                                    ==========    ==========    ==========

(*)   Date of Inception.

              The accompanying notes are an integral part of these
                        condensed financial statements.

CONDENSED INTERIM CONSOLIDATED STATEMENT OF CHANGES IN SHAREOLDERS' EQUITY (Capital deficiency)
IN US DOLLARS

                                                                    Receipts                                Deficit
                                                                   on Account                              Accumulated
                                                        Common     of Shares    Additional                 During The
                                          Number of     Stock        To be       Paid In                   Development
                                           Shares*      Amount      Allotted     Capital       Warrants       Stage         Total
                                          ----------  ----------   ----------   ----------    ----------   ----------    ----------
Issuance of common stock to founders
  on inception                            15,000,000       2,500           --           --            --           --         2,500
Issuance of common stock                   1,440,000         240           --       47,760            --           --        48,000
Net loss for the period                           --          --           --           --            --      (76,263)      (76,263)
                                          ----------  ----------   ----------   ----------    ----------   ----------    ----------
Balance March 31, 2004 (audited)          16,440,000       2,740           --       47,760            --      (76,263)      (25,763)

Net loss for the year                             --          --           --           --            --      (13,382)      (13,382)
                                          ----------  ----------   ----------   ----------    ----------   ----------    ----------
Balance March 31, 2005 (audited)          16,440,000       2,740           --       47,760            --      (89,645)      (39,145)
Issuance of common stock (net of
  issuance expense) on August 24, 2005     5,360,004         893           --       72,407            --           --        73,300

Issuance of dividend shares on
  September 12, 2005                                      18,167           --      (18,167)           --           --            --

Issuance of common stock and warrants
  (net of issuance expense) on
  November 6, 2005 and December 5, 2005      642,855         643           --      275,949       162,805           --       439,397
Receipt on accounts of shares to be
  allotted                                        --          --      686,900           --            --           --       686,900
Issuance of shares to service providers
  (net of issuance expense) on
  August 24, 2005                            100,000         100           --       69,900            --           --        70,000
Capital  surplus on account of
  shareholders  waiver on notes payable       37,690      37,690
Net loss for the period                           --          --           --           --            --     (357,960)     (357,960)
                                          ----------  ----------   ----------   ----------    ----------   ----------    ----------
Balance December 31, 2005 (audited)       22,542,859      22,543      686,900      485,539       162,805     (447,605)      910,182
Issuance of warrants in January, 2006             --          --           --           --       407,189      407,189
Issuance of common stock (net of
  issuance expense) on June 2006           1,607,836       1,608     (686,900)     689,150            --           --         3,858
Issuance of Warrants on  May, 2006                                                               534,025                    534,025
Receipt on accounts of shares to be
  allotted in May, 2006                           --          --    1,655,799           --            --           --     1,655,799
Issuance of shares to service provider
  in January, 2006                            36,000          36           --       52,164            --           --        52,200
Net loss for the period                           --          --           --           --            --   (1,713,853)   (1,713,853)
                                          ----------  ----------   ----------   ----------    ----------   ----------    ----------
Balance June 30, 2006 (unaudited)         24,186,695      24,187    1,655,799    1,226,853     1,104,019   (2,161,458)    1,849,400
                                          ==========  ==========   ==========   ==========    ==========   ==========    ==========

(*) After giving a retroactive effect to a six-to-one stock split in the form of stock dividend of fully paid dividend shares of $0.001 par value at a rate of five shares for every one share of $0.001 par value on September 12, 2005.

        The accompanying notes are an integral part of these consolidated financial statements.

                          TRACEGUARD TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                   (UNAUDITED)

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL
      a. TraceGuard Technologies, Inc. (formerly: IBHAS Technologies Inc.) ("the Company") was incorporated in Nevada on March 20, 2002. Initially the Company's plan was to develop and market an internet based computer software program known as IBHAS software. The IBHAS computer software program was intended to automate the process of submission of Internet web page information in multiple languages to major internet search engines. Changes in the market place forced the Company to seek other technologies, specifically homeland security applications. The Company is currently developing innovative security technologies and solutions for explosives detection, a growth segment of the US and global homeland security market. The Company's systems are designed to improve the screening and detection of explosives, narcotics, biological contaminants and other hazardous materials.

      b. On February 2, 2006, the Board of Directors of the Company approved a change in the Company's fiscal year to December 31 from March 31.

      c. On June 20, 2006, the Company announced that it has entered into a non-binding letter of intent to acquire Laser Detect Systems Ltd., a developer of long distance, remote sensing, laser based trace detection solutions, from ITL Optronics. The consummation of the acquisition is conditional upon the performance of a due diligence review to the satisfactory of the parties, and will be subject to the negotiation of a definitive agreement.

      d. The interim statements as of June 30, 2006 and for the six and three month periods then ended (hereafter - the interim statements) were drawn up in condensed form, in accordance with generally accepted accounting principles applicable to interim statements. The accounting principles applied in preparation of the interim statements are consistent with those applied in the annual financial statements. Nevertheless, the interim statements do not include all the information and explanations required for the annual financial statements.

      e. As reflected in the accompanying interim condensed consolidated financial statements, the Company's operations for the six and three month periods ended June 30, 2006, resulted in a net loss of $1,713,853 and $1,009,156, respectively. Shareholders' equity as of June 30, 2005 is $ 1,849,400. The Company's ability to continue operating as a going concern is dependent on its ability to raise sufficient additional working capital. Management plans in this regard include, among other things raising additional cash primarily through a financing.

      f. The company entered into a 12-month joint development program with Rapiscan Systems ("Rapiscan"), a subsidiary of OSI Systems in order to develop TraceScan (using TraceGuard's Carry Safe product), an advanced combined bulk/trace detection system for interdiction of explosive devices and weapons Upon development, TraceScan will be marketed exclusively by Rapiscan primarily to the U.S. Government and also through its global direct sales and distributor network. CarrySafe is designed for carry-on luggage and is currently at an advanced stage of development.

NOTE 2 - LICENSE RIGHTS
            On February 15, 2006, the company's fully owned Subsidiary, TraceGuard Technologies Ltd. (the "Subsidiary") entered into a License Agreement (the "Agreement") with TraceTrack Technology Ltd. ("TraceTrack"), an Israeli based company. Pursuant to the Agreement, the Subsidiary, under certain terms and conditions as set forth within the Agreement, acquired an exclusive, worldwide, perpetual license to the patents and related know-how owned by TraceTrack, which involves technology being developed to be used for the collection of explosive traces. In consideration for the license granted to the Subsidiary, TraceTrack will receive royalty payments of 3% of net sales until the earlier of: five years from the first commercial sale of a product, or at the time that the aggregate total royalty payment equal $2,500,000. This is in addition to a previous payment of $100,000 made as a down payment for the license and is as license rights. As a result of the agreement, the Company is considered the successor entity of TraceTrack.

                          TRACEGUARD TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                   (UNAUDITED)

NOTE 3 - SHAREHOLDERS EQUITY

      a. On January 19, 2006, the Company completed a private placement offering of 1,607,836 units, each "unit" comprising one share of our common stock, one warrant to purchase one share of common stock with an exercise price of $1.5 and an exercise period of one year and one warrant to purchase one share of common stock with an exercise price of $2.5 and an exercise period of three years.. Units were issued for an aggregate purchase price of $1,125,487. Warrants were valued according to Black-Scholes valuation model at $407,189 using a risk free interest rate of 4.3%, their contractual life, an annual volatility of 100% and no expected dividend.

      b. In January 2006, the Company entered into a service agreement upon which the service provider shall provide the Company services in consideration for 36,000 shares of the Company's common stock. According to the service agreement in the event that the aggregate fair value of the shares at the end of the term of the agreement shall be at less than $25,000 the Company shall issue additional shares to compensate for such difference in value. The market value of these shares as of March 31, 2006 was $52,200.

      c. On May 7, 2006, the Company completed a private placement offering of 2,108,662 units, each "unit" comprising one share of our common stock, one warrants to purchase one share of common stock with an exercise price of $1.5 and an exercise period of one year and one warrant to purchase one share of common stock with an exercise price of $2.5 and an exercise period of three years. Units were issued for an aggregate purchase price of $1,476,064. Warrants were valued according to Black-Scholes valuation model at $534,025 using a risk free interest rate of 4.8%, their contractual life, an annual volatility of 100% and no expected dividend.

      d.    Effective January 1, 2006 the Company adopted SFAS No. 123 (Revised
            2004) "Share-Based Payment" ("SFAS No. 123R") using the Modified Prospective Approach. SFAS No. 123R revises SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123) and requires the measurement and recognition of compensation of all share-based payments including grants of employee stock options, to be based on their estimated fair values at grant date, or the date of later modification, over the requisite service period. Under SFAS No. 123R, the Company required to select a valuation technique that meets the criteria as stated in the standard. Allowable valuation models includes a binomial model and the Black-Scholes model. At the present time the Company uses the Black-Scholes model with the following assumptions: expected volatility is based on historical volatility of comparable companies; the expected term is based on the contractual life of the warrant granted and the risk-free rate is based on the U.S Treasury yield cure in effect at the time of grant.

NOTE 4 - MATERIAL AGREEMENTS AND TRANSACTIONS WITH RELATED PARTIES

      a. On February 15, 2006 the Subsidiary entered into a consulting agreement( which was amended on July 6, 2006, see note 5b), with M.S. Materials Ltd. ("M.S.") for a term of thirty six months. The services to be provided to the Subsidiary by M.S. shall be provided solely by Dr. Ornath, who will be engaged as the Chief Scientist of the Subsidiary. In consideration for Dr. Ornath services the Subsidiary will pay a monthly fee of $12,000 to M.S. In addition, the Company will grant M.S. options to purchase shares of common stock (par value $0.001) as follows:

            1) Options to purchase of 1,200,000 shares at an exercise price of at least $0.70 or based on terms to be resolved by the Company's Board of Directors.

            2) M.S. shall receive additional options for the purchase of 1,200,000 shares of common stock at an exercise price of $1.00 upon the receipt of an approval of the Israeli Security Agency or the US Transportation Security Administration to a Company's product.

                          TRACEGUARD TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                   (UNAUDITED)

NOTE 4 - MATERIAL AGREEMENTS AND TRANSACTIONS WITH RELATED PARTIES - (Continued)

            3) M.S. shall receive additional options for the purchase of 1,200,000 shares of common stock at an exercise price of $1.50 upon the receipt of purchase orders for equipment in an aggregate amount of $1,000,000 during one calendar year or entering into a strategic agreement.

            As none of the conditions set forth within the consulting agreement have yet to materialize, none of the above options were issued to date.

      b. On May 7, 2006, the Subsidiary entered into an agreement with Dr. Ehud Ganani pursuant to which Dr. Ganani will serve as Chief Executive Officer of TraceGuard Technologies Ltd., effective February 1, 2006. Dr. Ganani shall receive a monthly salary of $15,000 and an annual bonus of up to $60,000 upon achieving certain objectives. Dr. Ganani will be granted stock options to purchase up to 2,790,000 shares of the Company's common stock. Options are exercisable at an exercise price of $0.70 per share. As none of the conditions set forth within the agreement have yet to materialize, none of the above options were issued to date. This agreement has been amended on July 6, 2006 (see also note 5c).

NOTE 5- SUBSEQUENT EVENTS

      a. On July 6, 2006, the Board of Directors of the Company adopted the 2006 Global Stock Incentive Compensation Plan (the "Plan"), pursuant to which the Company will be able to issue restricted stock awards and restricted stock units awards to its employees, consultants and independent agents. The Company reserved a total of 2,300,000 authorized but unissued shares of Common Stock of the Company, par value US$ 0.001 each, for the purposes of the Plan and the Company's other stock compensation plans, when applicable, subject to adjustments as set forth in the Plan.

      b. On July 6, 2006, the Subsidiary amended the agreement entered into on February 15, 2006 with M.S. Materials Ltd. pursuant to which the Subsidiary engaged M.S. to render it advisory and consulting services through its employee Dr. Fredy Ornath. The amendment, among other things, changed the number of options to be granted to M.S. from 1,200,000 to 1,080,000.

      c. On July 6, 2006, the Subsidiary has amended the agreement with Dr. Ehud Ganani, initially entered into on May 7, 2006. Pursuant to the amendment Dr. Ganani will forego the grant of stock options to purchase an aggregate of 990,000 shares of the Company's common stock, which were to vest based on Dr. Ganani's continued engagement with the Subsidiary, in exchange for the grant of 550,000 shares of restricted common stock in accordance with the 2006 Global Stock Incentive Compensation Plan adopted by the Company's Board of Directors, which shall be subject to the same vesting schedule as the foregone stock options.

      d. On July 6, 2006, the Subsidiary entered into employment agreements with its Officers, Gil Perlberg and David Ben-Yair effective June 1, 2006. Pursuant to the Agreement, Mr. Perlberg and Mr. Ben-Yair will serve as Officers of the Subsidiary, for which they will be paid an annual bonus, upon achieving certain objectives, and restricted shares of common stock of the Company in accordance with the 2006 Global Stock Incentive Compensation Plan, adopted by the Company.

                          TRACEGUARD TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                   (UNAUDITED)

NOTE 5- SUBSEQUENT EVENTS - (Continued)

      e. On August 8, 2006 the Board of Directors approved the grant of an option for the purchase of 359,000 shares of common stock of the Company, par value $0.001 each, to M.S. Savyonim Ltd. ("M.S."), an Israeli corporation that rendered to the Corporation management services through Mr. Meir Zucker who served as the President and Chief Executive Officer of the Corporation. Such options were granted to M.S. following the termination of the engagement of M.S. in February 2006 in connection with the services rendered by it to the Corporation. In addition to such options, the Subsidiary paid to M.S. an amount equal to approximately US$ 27,000 in connection with the termination of M.S. engagement.

      f. On August 8, 2006, the Board of Directors of the Company approved the grant of 96,613 shares of common stock of the Company, par valued $0.001 each, to several service providers, in consideration for services provided.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operation.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results. You should carefully consider such risks, uncertainties and other information, disclosures and discussions, which contain cautionary statements identifying important factors, that could cause actual results to differ materially from those provided in the forward looking statements. You should carefully review the risks factors and other cautionary statements contained in our annual report on form 10-KSB and other public filings. We undertake no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise.

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

General

Up until June 29, 2005 our business plan was to develop and market an Internet computer software program that was designed to automate the process of submission of Internet web page information in multiple languages to major Internet search engines. Currently, our business plan strategy is now focusing on developing technologies for homeland security applications. This new focus is based on an exclusive technology licensing agreement with Tracetrack Technologies Ltd., ("TraceTrack"), which was finalized in a licensing agreement between our wholly owned subsidiary, TraceGuard Technologies Ltd. (the "Subsidiary") and Tracetrack on February 15, 2006. Since inception, Tracetrack has focused on developing technologies for homeland security applications. We currently developing innovative security technologies and solutions for explosives detection, a growth segment of the US and global homeland security market. The Company's systems are designed to improve the screening and detection of explosives, narcotics, biological contaminants and other hazardous materials.

Cash Requirements

As of June 30, 2006, we had a working capital and shareholders' equity of $ 1,294,696 and $1,849,400 respectively. To date we have raised approximately $4,500,000 and plan to raise additional cash of approximately $500,000 by September 30, 2006, primarily through a financing. We plan to raise additional $8,000,000 over the next twelve months. This will allow us to continue with the development of our products. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.

Estimated expenses over the next 12 months (in thousands):

Development and Engineering                    3,050
Marketing and business development               680
General and Administrative                     1,270
                                             -------
Total                                          5,000

Product Research and Development

We anticipate the completion of the development of our first products within the next twelve months.

Lease agreements & investments

The Company and our wholly owned subsidiary, entered into agreements to lease office space in Arlington VA, Manhattan NY and Petach-Tikva (Israel). Total expected rental fees for the next 12 months are approximately $92,500.

As of June 30, 2006 the Company and its subsidiary have invested approximately $247,000 in leasehold improvements and furniture for its new facilities.

In addition, as of June 30, 2006, a sum of approximately $190,000 has been invested in equipment, computer hardware and computer software for the Subsidiary's development group. Additional $300,000 are planned to be invested in 2006 for this purpose.

Employees

As of August 14, 2006 there are 20 employees, other than its directors, being employed by our Subsidiary. We expect to further recruit number of part time and full time employees in the field of engineering, R&D, administrative and business development over the next 12-month period.

ACCOUNTING POLICIES

The Securities and Exchange Commission ("SEC") defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

Not all of the accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the following policies could be deemed to be critical within the SEC definition. We have historically incurred losses, and through June 30, 2006 have incurred losses of $2,161,458.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates and assumptions relate to recording net revenue, collectbility of accounts receivable, and the realizability of other intangible assets, accruals, income taxes, inventory realization and other factors. Management has exercised reasonable judgment in deriving these estimates; however, actual results could differ from these estimates. Consequently, change in conditions could affect our estimates.

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

Results of Operations

Six month ended June 30, 2006 and 2005

Our Company recorded losses of $1,713,853 and $13,814 for the six month periods ended June 30, 2006 and 2005, respectively, and losses of $2,161,458 since March 20, 2002 (date of inception). The principal components of the losses were for R&D and general and administrative expenses.

The Company's operating expenses for the six month periods ended June 30, 2006 and 2005, were $1,723,247 and $13,814, respectively. The principal components of these expenses were for R&D and general and administrative expenses, mainly consisting of payroll cost and consulting expenses.

Liquidity and Capital Resources

The Company has had no revenues since inception.

During the period of six months ended June 30, 2006, the Company had an average burn rate of approximately $300,000 per month, mainly consisting of (in thousands):

Wages and consulting services                    160
Marketing General and Administrative             100
Investment in equipment                           40
                                             -------
Total                                            300

As reflected in the accompanying interim condensed consolidated financial statements, the Company's operations for the six and three month periods ended June 30, 2006, resulted in a net loss of $1,713,853 and $1,009,156, respectively. Shareholders' equity as of June 30, 2005 is $ 1,849,400. The Company's ability to continue operating as a going concern is dependent on its ability to raise sufficient additional working capital. Management plans in this regard include, among other things raising additional cash primarily through a financing.

Based on the Company's expectations and financing plans described above, all of the above are expected to provide more than sufficient liquidity for the foreseeable future and the next 12 months in particular. The Company cannot be certain that funding will be available on acceptable terms, or at all.

The Company has no long-term debt and does not regard long-term borrowing as a good, prospective source of financing.

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being June 30, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive and principal financial officer. Based upon that evaluation, our principal executive and principal financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On August 8, 2006 the Company granted of an option for the purchase of 359,000 shares of its common stock, par value $0.001 each, to M.S. Savyonim Ltd. ("M.S."), an Israeli corporation that rendered to the Corporation management services through Mr. Meir Zucker who served as the President and Chief Executive Officer of the Corporation. Such options were granted to M.S. following the termination of the engagement of M.S. in February 2006 in connection with the services rendered by it to the Corporation. The aforementioned securities were issued in reliance upon the exemption afforded by the provisions of Regulation S, as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended, and in reliance of the purchaser's representation that it is not a U.S. person and is not acquiring the securities for the account or benefit of any U.S. person. In addition, the securities bare a Regulation S restrictive legend.

On August 8, 2006, the Company granted 42,937 shares of its common stock, par valued $0.001 each, to several service providers, in consideration for services provided. The aforementioned securities were issued in reliance upon the exemption afforded by the provisions of Regulation S, as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended, and in reliance of the purchasers' representations that they are not a U.S. person and are not acquiring the securities for the account or benefit of any U.S. person. In addition, the securities bare a Regulation S restrictive legend..

On August 8, 2006, the Company granted 53,676 shares of its common stock, par valued $0.001 each, to several service providers, in consideration for services provided. The aforementioned securities were issued in reliance upon the exemption afforded by the provisions of Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder, and in reliance of the purchasers' representations as to their status as an accredited investor, and that they were acquiring the shares for investment purposes and with a view to any sale or distribution. In addition, the shares bare a 1933 Act restrictive legend.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

The Company recently announced that it has entered into a 12-month joint development program with Rapiscan Systems ("Rapiscan"), a subsidiary of OSI Systems in order to develop TraceScan (using TraceGuard's Carry Safe product), an advanced combined bulk/trace detection system for interdiction of explosive devices and weapons Upon development, TraceScan will be marketed exclusively by Rapiscan primarily to the U.S. Government and also through its global direct sales and distributor network. CarrySafe is designed for carry-on luggage and is currently at an advanced stage of development.

Tracescan is a product under development and there can be no assurance that the development will be successfully completed, in which event the Company's venture with Rapiscan will not be successful. In addition, the product to be developed have not yet been sold to the intended government and other users and no assurance can be given that the product will find a successful market. For other risk factors related to Traceguard, see the Company's report on Form 10-KSB for the fiscal year ended December 31, 2005.

Item 6. Exhibits and Reports on Form 8-K.

Item Number    Exhibit

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

TraceGuard Technologies, Inc.

By:

/s/ Dr. Ehud Ganani
----------------------------
Dr. Ehud Ganani, President, Chief Executive Officer
(Principal Executive Officer)
Date:  August 14, 2006


/s/ David Ben-Yair
----------------------------
David Ben-Yair, Chief Financial Officer
(Principal Financial Officer)
Date:  August 14, 2006