Form 10QSB/A
period 2006-06-30
TRACEGUARD TECHNOLOGIES, INC.
filed 2006-10-23
CIK 1174890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB/A

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2006

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _________ to ___________

Commission File Number: 000-50329

TRACEGUARD TECHNOLOGIES, INC.
(Exact Name of Small Business Issuer as Specified in Charter)

Nevada	98-0370398
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

330 Madison Avenue, 9th Floor, New York, New York 10017
(Address of Principal Executive Offices)

(866) 401-5969
(Issuer’s Telephone Number, Including Area Code)

(Former Address, if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date:  As of August 14, 2006 there were 24,186,695 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):      Yes ☐   No ☒

EXPLANATORY NOTE

This amendment to Form 10-QSB is being filed in order to include certain comparative six-month financial information relating to TraceTrack Technology, Ltd. ("TraceTrack") in the Company's financial statements. The financial statements were included in the Company's Form 10-QSB for the quarter ended June 30, 2006, which was filed with the SEC on August 14, 2006. The Company is adding the comparative disclosure on pages 4 and 5 because it is considered the successor entity to TraceTrack as a result of certain license agreement between the Company and TraceTrack dated February 15, 2006, see note 2 (a copy of which was filed as Exhibit 10.1 to the Company's 8-K, filed with the SEC on February 16, 2006).

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Page

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS:

Balance Sheet	3

Statements of Operations	4

Statements of Cash Flows	5

Statements of Changes in shareholders' equity (Capital deficiency)	6

Notes to Financial Statements	7-10

TRACEGUARD TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
(UNAUDITED)

CONDENSED INTERIM CONSOLIDATED BALANCE SHEET
IN US DOLLAR

	June 30,	December 31,
	2006 (Unuadited)	2005 (Audited)
Assets
Current Assets
Cash and cash equivalents	1,654,296	895,693
Other receivables	213,552	24,080
Total current assets	1,867,848	919,773

Long Term Prepaid Expenses	16,696	-

Restricted deposit	16,288	15,355

Property and equipment, net	421,720	61,261

License rights	100,000	100,000

Total Assets	2,422,552	1,096,389

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable- trade and other	334,717	154,053
Other current liabilities	238,435	32,154
Total current liabilities	573,152	186,207

Commitments and contingencies
Total liabilities	573,152	186,207

Shareholders’ Equity
TraceGuard - Share capital - common shares par value $0.001; Authorized - June 30, 2006 and December 31, 2005 - 150,000,000.Issued and outstanding* - June 30, 2006 and December 31, 2005 - 24,186,695 and 22,542,859 shares, respectively	24,187	22,543
Additional paid-in capital	1,226,853	485,539
Receipt on account of shares to be allotted	1,655,799	686,900
Warrants	1,104,019	162,805
Deficit accumulated during the development stage	(2,161,458)	(447,605)
Total shareholders equity	1,849,400	910,182

Total liabilities and shareholders equity	2,422,552	1,096,389

* After giving a retroactive effect to a six-to-one stock split in the form of stock dividend of fully paid dividend shares of $0.001 par value at a rate of five shares for every one share of $0.001 par value on September 12, 2005.

The accompanying notes are an integral part of these condensed financial statements.

TRACEGUARD TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
(UNAUDITED)
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
IN US DOLLAR

	Three Months Ended June 30		Six Months Ended June 30		Cumulative from March 20,2002(*) to June 30	TraceTrack
	2006	2005	2006	2005	2006	Three Months Ended June 30 ,2005	Six Months Ended June 30 ,2005
	(Unaudited)	(Unaudited)	Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Research and development expenses	574,809	-	737,437	-	767,977	34,528	60,312

Marketing, general and administrative expenses	441,874	6,527	985,810	13,814	1,401,448	14,204	19,332

Operating loss	(1,016,683)	(6,527)	(1,723,247)	(13,814)	(2,169,425)	(48,732)	(79,644)
Financing expenses	(6,687)	-	(13,184)	-	(15,662)	(69)	(114)
Financing income	14,214	-	22,578	-	23,629		-
Loss for the period	(1,009,156)	(6,527)	(1,713,853)	(13,814)	(2,161,458)	(48,801)	(79,758)

Loss per share ("EPS") - basic and diluted	(0.04)	(0.00)**	(0.08)	(0.00)**	(0.13)**	(4.88)	(7.98)

Weighted average number of shares used in computation of EPS basic and diluted	22,773,213	16,440,000**	22,675,578	16,440,000**	17,112,392**	10,000	10,000

(*) Date of inception.

(**)After giving a retroactive effect to a six-to-one stock split in the form of stock dividend of fully paid dividend shares of $0.001 par value at a rate of five shares for every one share of $0.001 par value on September 12, 2005.

The accompanying notes are an integral part of these condensed financial statements.

TRACEGUARD TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
(UNAUDITED)
CONDENSED INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
IN US DOLLARS

	Six Months Ended June 30		Cumulative from March 20,2002(*) to June 30,	TraceTrack Six Months Ended June 30
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss for the period	(1,713,853)	(13,814)	(2,161,458)	(79,758)
Adjustments to reconcile net loss for the period to net cash used in operating activities:
Income and expenses not involving cash flow:
Depreciation	14,641	-	15,083	1,460
Compensation expenses to service provider	52,200	-	52,200	-
Imputed interest on notes payable to shareholders	-	868	2,254	-
Changes in operating assets and liabilities:
Decrease (increase) in other receivables	(189,472)	729	(213,553)	6,762
Increase in long term prepaid expenses	(16,696)	-	(16,696)
Increase (decrease) in accounts payable and other current liabilities	386,945	(460)	578,518	(13,166)
Net cash used in operating activities	(1,466,235)	(12,677)	(1,743,652)	(84,702)

Cash Flows from Investing Activities
Restricted deposit	(933)	-	(16,288)	-
Advance on account of license rights	-	-	(100,000)	-
Purchase of property and equipment	(375,100)	-	(436,803)	-
Net cash used in investing activities	(376,033)	-	(553,091)	-

Cash Flows from Financing Activities

Issuance of share capital and warrants, net of issuance expenses	945,072	-	1,578,269	-
Receipts on accounts of shares to be allotted	1,655,799	-	2,342,699	-
Receipt on account of notes from shareholder	-	13,501	30,071	-
Increase of short term bank credit, net	-	-	-	11,526
Receipt of long term loans from related parties	-	-	-	73,176

Net cash provided by financing activities	2,600,871	13,501	3,951,039	84,702
Increase in cash and cash equivalents	758,603	824	1,654,296	-
Cash and cash equivalents at the beginning of the period	895,693	1,721	-	-
Cash and cash equivalents at the end of the period	1,654,296	2,545	1,654,296	-

(*) Date of Inception.

The accompanying notes are an integral part of these condensed financial statements.

TRACEGUARD TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
(UNAUDITED)

CONDENSED INTERIM CONSOLIDATED STATEMENT OF CHANGES IN SHAREOLDERS' EQUITY (Capital deficiency)
IN US DOLLARS
	Number of Shares*	Common Stock Amount	Receipts on Account of Shares To be Allotted	Additional Paid In Capital	Warrants	Deficit Accumulated During The Development Stage	Total
Issuance of common stock to founders on inception	15,000,000	2,500	-	-	-	-	2,500
Issuance of common stock	1,440,000	240	-	47,760	-	-	48,000
Net loss for the period	-	-	-	-	-	(76,263)	(76,263)
Balance March 31, 2004 (audited)	16,440,000	2,740	-	47,760	-	(76,263)	(25,763)

Net loss for the year	-	-	-	-	-	(13,382)	(13,382)
Balance March 31, 2005 (audited)	16,440,000	2,740	-	47,760	-	(89,645)	(39,145)
Issuance of common stock (net of issuance expense) on August 24, 2005	5,360,004	893	-	72,407	-	-	73,300
Issuance of dividend shares on September 12, 2005		18,167	-	(18,167)	-	-	-
Issuance of common stock and warrants (net of issuance expense) on November 6, 2005 and December 5, 2005	642,855	643	-	275,949	162,805	-	439,397
Receipt on accounts of shares to be allotted	-	-	686,900	-	-	-	686,900
Issuance of shares to service providers (net of issuance expense) on August 24, 2005.	100,000	100	-	69,900	-	-	70,000
Capital surplus on account of shareholders waiver on notes payable				37,690			37,690
Net loss for the period	-	-	-	-	-	(357,960)	(357,960)
Balance December 31, 2005 (audited)	22,542,859	22,543	686,900	485,539	162,805	(447,605)	910,182
Issuance of warrants in January, 2006	-	-	-	-	407,189		407,189
Issuance of common stock (net of issuance expense) on June 2006	1,607,836	1,608	(686,900)	689,150	-	-	3,858
Issuance of Warrants on May, 2006					534,025		534,025
Receipt on accounts of shares to be allotted in May, 2006	-	-	1,655,799	-	-	-	1,655,799
Issuance of shares to service provider in January, 2006	36,000	36	-	52,164	-	-	52,200
Net loss for the period	-	-	-	-	-	(1,713,853)	(1,713,853)
Balance June 30, 2006 (unaudited)	24,186,695	24,187	1,655,799	1,226,853	1,104,019	(2,161,458)	1,849,400

(*) After giving a retroactive effect to a six-to-one stock split in the form of stock dividend of fully paid dividend shares of $0.001 par value at a rate of five shares for every one share of $0.001 par value on September 12, 2005.

The accompanying notes are an integral part of these consolidated financial statements

TRACEGUARD TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
(UNAUDITED)
NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

a.
TraceGuard Technologies, Inc. (formerly: IBHAS Technologies Inc.) ("the Company") was incorporated in Nevada on March 20, 2002. Initially the Company's plan was to develop and market an internet based computer software program known as IBHAS software. The IBHAS computer software program was intended to automate the process of submission of Internet web page information in multiple languages to major internet search engines. Changes in the market place forced the Company to seek other technologies, specifically homeland security applications. The Company is currently developing innovative security technologies and solutions for explosives detection, a growth segment of the US and global homeland security market. The Company’s systems are designed to improve the screening and detection of explosives, narcotics, biological contaminants and other hazardous materials.

b.	On February 2, 2006, the Board of Directors of the Company approved a change in the Company’s fiscal year to December 31 from March 31.

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

e.
As reflected in the accompanying interim condensed consolidated financial statements, the Company’s operations for the six and three month periods ended June 30, 2006, resulted in a net loss of $1,713,853 and $1,009,156, respectively. Shareholders’ equity as of June 30, 2005 is $ 1,849,400. The Company’s ability to continue operating as a going concern is dependent on its ability to raise sufficient additional working capital. Management plans in this regard include, among other things, raising additional cash primarily through a financing.

f.
In June, 2006 the Company entered into a 12-month joint development program with Rapiscan Systems ("Rapiscan"), a subsidiary of OSI Systems in order to develop TraceScan (using TraceGuard's Carry Safe product), an advanced combined bulk/trace detection system for interdiction of explosive devices and weapons Upon development, TraceScan will be marketed exclusively by Rapiscan primarily to the U.S. Government and also through its global direct sales and distributor network. CarrySafe is designed for carry-on luggage and is currently at an advanced stage of development.

NOTE 2 - LICENSE RIGHTS

On February 15, 2006, the company's fully owned Subsidiary, TraceGuard Technologies Ltd. (the "Subsidiary") entered into a License Agreement (the “Agreement”) with TraceTrack Technology Ltd. ("TraceTrack"), an Israeli based company. Pursuant to the Agreement, the Subsidiary, under certain terms and conditions as set forth within the Agreement, acquired an exclusive, worldwide, perpetual license to the patents and related know-how owned by TraceTrack, which involves technology being developed to be used for the collection of explosive traces. In consideration for the license granted to the Subsidiary, TraceTrack will receive royalty payments of 3% of net sales until the earlier of: five years from the first commercial sale of a product, or at the time that the aggregate total royalty payment equal $2,500,000. This is in addition to a previous payment of $100,000 made as a down payment for the license and is as license rights. As a result of the agreement, the Company is considered the successor entity of TraceTrack.

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

d.
Effective January 1, 2006 the Company adopted SFAS No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”) using the Modified Prospective Approach. SFAS No. 123R revises SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123) and requires the measurement and recognition of compensation of all share-based payments including grants of employee stock options, to be based on their estimated fair values at grant date, or the date of later modification, over the requisite service period. Under SFAS No. 123R, the Company required to select a valuation technique that meets the criteria as stated in the standard. At the present time the Company chose the Black-Scholes valuation model.

As of June 30, 2006 the Company did not record any stock-based compensation expenses based on the provision of SFAS 123R, as no option were granted to employees during the six month period then ended.

NOTE 4 - MATERIAL AGREEMENTS AND TRANSACTIONS WITH RELATED PARTIES

a.
On February 15, 2006 the Subsidiary entered into a consulting agreement( which was amended on July 6, 2006, see note 5b), with M.S. Materials Ltd. (“M.S.”) for a term of thirty six months. The services to be provided to the Subsidiary by M.S. shall be provided solely by Dr. Ornath, who will be engaged as the Chief Scientist of the Subsidiary. In consideration for Dr. Ornath services the Subsidiary will pay a monthly fee of $12,000 to M.S. In addition, the Company will grant M.S. options to purchase shares of common stock (par value $0.001) as follows:

1) Options to purchase of 1,200,000 shares at an exercise price of at least $0.70 or based on terms to be resolved by the Company’s Board of Directors.

2)
M.S. shall receive additional options for the purchase of 1,200,000 shares of common stock at an exercise price of $1.00 upon the receipt of an approval of the Israeli Security Agency or the US Transportation Security Administration to a Company’s product.

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

PART II. OTHER INFORMATION

Item 6. Exhibits

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TraceGuard Technologies, Inc.

By:

/s/ Dr. Ehud Ganani

Dr. Ehud Ganani, President, Chief Executive Officer
(Principal Executive Officer)
Date: October 22, 2006

/s/ David Ben-Yair

David Ben-Yair, Chief Financial Officer
(Principal Financial Officer)
Date: October 22, 2006