Form 10QSB
period 2006-09-30
TRACEGUARD TECHNOLOGIES, INC.
filed 2006-11-14
CIK 1174890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date:  As of November 13, 2006 there were 24,186,695 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):      Yes ☐   No ☒

TRACEGUARD TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
(UNAUDITED)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Page

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS:

Balance Sheet	3

Statements of Operations	4

Statements of Cash Flows	5

Statements of Changes in shareholders' equity	6-7

Notes to Financial Statements	8-14

TRACEGUARD TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
(UNAUDITED)

CONDENSED INTERIM CONSOLIDATED BALANCE SHEET
IN US DOLLARS

	September 30,	December 31,
	2006 (Unuadited)	2005 (Audited)

Assets

Current Assets
Cash and cash equivalents	1,137,714	895,693
Other receivables	88,055	24,080

Total current assets	1,225,769	919,773

Long Term Prepaid Expenses	19,908	-

Restricted deposit	16,930	15,355

Property and equipment, net	501,451	61,261

License rights and Other Assets	100,000	100,000

Total Assets	1,864,058	1,096,389

Liabilities and Shareholders’ Equity

Current Liabilities

Accounts payable- trade and other	344,464	154,053
Other current liabilities	166,670	32,154
Total current liabilities	511,134	186,207

Commitments and contingencies

Total liabilities	511,134	186,207

Shareholders’ Equity
Share capital - common shares par value $0.001; Authorized - September 30, 2006 and December 31, 2005 - 150,000,000 Issued and outstanding - September 30, 2006 and December 31, 2005 - 24,186,695 and 22,542,859 shares, respectively	24,187	22,543
Additional paid-in capital	2,487,869	485,539
Receipt on account of shares to be allotted	1,820,907	686,900
Warrants	1,608,824	162,805
Deficit accumulated during the development stage	(4,588,863)	(447,605)
Total shareholders equity	1,352,924	910,182

Total liabilities and shareholders equity	1,864,058	1,096,389

The accompanying notes are an integral part of these condensed financial statements.

TRACEGUARD TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
(UNAUDITED)

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
IN US DOLLARS
	Three Months Ended Septmber 30		Nine Months Ended September 30			TraceTrack (**)
	2006	2005	2006	2005	Cumulative from March 20,2002(*) to September 30, 2006	Three Months Ended September 30 ,2005	Nine Months Ended September 30 ,2005
	(Unaudited)	(Unaudited)	Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Research and development expenses	832,933	-	1,570,370		1,600,910	27,424	87,736

Marketing, general and administrative expenses	1,593,805	56,402	2,579,615	70,193	2,995,253	5,971	25,303

Operating loss	(2,426,738)	(56,402)	(4,149,985)	(70,193)	(4,596,163)	(33,395)	(113,039)
Financing expenses	(15,289)	-	(28,473)	-	(30,950)	(136)	(250)
Financing income	14,622	-	37,200	-	38,250	-
Other Income	-	-	-	-	-	100,000	100,000
Profit (Loss) for the period	(2,427,405)	(56,402)	(4,141,258)	(70,193)	(4,588,863)	66,469	(13,289)

Earning (Loss) per share ("EPS") - basic and diluted	(0.10)	(0.00)	(0.18)	(0.00)	(0.26)	6.65	(1.33)

Weighted average number of shares used in computation of EPS basic and diluted	24,186,695	18,584,002	23,184,819	17,180,001	17,505,646	10,000	10,000

(*) Date of inception.

(**) The Company is considered the successor of TraceTrack Ltd. as a result of the license agreement between the Company and TraceTrack dated February 15, 2006 (see note 2).

The accompanying notes are an integral part of these condensed financial statements.

TRACEGUARD TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
(UNAUDITED)

CONDENSED INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
IN US DOLLARS
	Nine Months Ended September 30		Cumulative from March 20,2002(*) to Sept. 30,	TraceTrack (**) Nine Months Ended Sept 30
	2006 (Unaudited)	2005 (Unaudited)	2006 (Unaudited)	2005 (Unaudited)
Cash Flow from Operating Activities :

Net Loss for the period	(4,141,258)	(70,193)	(4,588,863)	(13,289)
Adjustments to reconcile net loss for the period to net cash used in operating activities:
Income and expenses not involving cash flow:
Depreciation	31,055	-	31,497	2,054
Compensation expenses to service provider	1,313,216	-	1,313,216	-
Imputed interest on notes payable to shareholders	-	-	2,253	-
Changes in operating assets and liabilities:
Decrease (increase) in other receivables	(63,975)	1,595	(88,055)	2,444
Increase in long term prepaid expenses	(19,908)		(19,908)	-
Increase (decrease) in accounts payable and other current liabilities	324,927	52,152	516,500	(1,412)
Net cash used in operating activities	(2,555,943)	(16,446)	(2,833,360)	(10,203)

Cash Flows from Investing Activities
Restricted deposit	(1,575)	-	(16,930)	-
Advance on account of license rights	-	(100,000)	(100,000)	-
Purchase of property and equipment	(471,245)	-	(532,948)	-
Net cash used in investing activities	(472,820)	(100,000)	(649,878)	-

Cash Flows from Financing Activities

Issuance of share capital and warrants, net of issuance expenses	1,449,877	143,300	2,083,074	-
Receipts on accounts of shares to be allotted	1,820,907	31,500	2,507,807	-
Receipt on account of notes from shareholder	-	13,501	30,071	-
Increase of short term bank credit, net	-		-	(68)
Receipt of long term loans from related parties	-		-	61,646

Net cash provided by financing activities	3,270,784	188,301	4,620,952	61,578
Effect of exchange rate changes on cash and cash equivalents	-	-	-	(9,114)
Increase in cash and cash equivalents	242,021	71,855	1,137,714	42,261
Cash and cash equivalents at the beginning of the period	895,693	1,721	-	-
Cash and cash equivalents at the end of the period	1,137,714	73,576	1,137,714	42,261

(*) Date of Inception.

(**) The Company is considered the successor of TraceTrack Ltd. as a result of the license agreement between the Company and TraceTrack dated February 15, 2006 (see note 2).

The accompanying notes are an integral part of these condensed financial statements.

TRACEGUARD TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
(UNAUDITED)

CONDENSED INTERIM CONSOLIDATED STATEMENT OF CHANGES IN SHAREOLDERS' EQUITY
IN US DOLLARS

	Number of Shares*	Common Stock Amount	Additional Paid In Capital	Receipts on Account of Shares To be Allotted	Warrants	Deficit Accumulated During The Development Stage	Total
Issuance of common stock to founders on inception	15,000,000	2,500	-	-	-	-	2,500
Issuance of common stock	1,440,000	240	47,760	-	-	-	48,000
Net loss for the period	-	-	-	-	-	(76,263)	(76,263)
Balance March 31, 2004 (audited)	16,440,000	2,740	47,760	-	-	(76,263)	(25,763)

Net loss for the year	-	-	-	-	-	(13,382)	(13,382)
Balance March 31, 2005 (audited)	16,440,000	2,740	47,760	-	-	(89,645)	(39,145)
Issuance of common stock (net of issuance expense) on August 24, 2005	5,360,004	893	72,407	-	-	-	73,300
Issuance of dividend shares on September 12, 2005		18,167	(18,167)	-	-	-	-
Issuance of common stock and warrants (net of issuance expense) on November 6, 2005 and December 5, 2005	642,855	643	275,949	-	162,805	-	439,397
Receipt on accounts of shares to be allotted	-	-	-	686,900	-	-	686,900
Issuance of shares to service providers (net of issuance expense) on August 24, 2005.	100,000	100	69,900	-	-	-	70,000
Capital surplus on account of shareholders waiver on notes payable			37,690				37,690
Net loss for the period	-	-	-	-	-	(357,960)	(357,960)
Balance December 31, 2005 (audited)	22,542,859	22,543	485,539	686,900	162,805	(447,605)	910,182

(*) After giving a retroactive effect to a six-to-one stock split in the form of stock dividend of fully paid dividend shares of $0.001 par value at a rate of five shares for every one share of $0.001 par value.

The accompanying notes are an integral part of these consolidated financial statements.

TRACEGUARD TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
(UNAUDITED)

CONDENSED INTERIM CONSOLIDATED STATEMENT OF CHANGES IN SHAREOLDERS' EQUITY (Continued)

	Number of Shares*	Common Stock Amount	Additional Paid In Capital	Receipts on Account of Shares To be Allotted	Warrants	Deficit Accumulated During The Development Stage	Total

Balance December 31, 2005 (audited)	22,542,859	22,543	485,539	686,900	162,805	(447,605)	910,182

Issuance of warrants in January 2006	-	-	-	-	407,189	-	407,189
Issuance of common stock to service provider in January 2006	36,000	36	52,164	-	-	-	52,200
Issuance of Warrants in May 2006	-	-	-	-	534,025	-	534,025
Issuance of common stock (net of issuance expense) on June 2006	1,607,836	1,608	689,150	(686,900)	-	-	3,858
Stock based compensation related to issuance of Restricted Stock Unit to employees in July 2006	-	-	463,464	-	-	-	463,464
Issuance of Warrants in August 2006	-	-	-	-	504,805	-	504,805
issuance of common stock to service providers in August 2006 (net of issuance expense)	-	-	44,552	-	-	-	44,552
Stock based compensation related to issuance of options to service providers in July and August 2006	-	-	753,001	-	-	-	753,001
Receipt on accounts of shares to be allotted	-	-	-	1,820,907	-	-	1,820,907
Net loss for the period	-	-	-	-	-	(4,141,258)	(4,141,258)
Balance September 30, 2006 (unaudited)	24,186,695	24,187	2,487,869	1,820,907	1,608,824	(4,588,863)	1,352,924

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

d.
As reflected in the accompanying interim condensed consolidated financial statements, the Company’s operations for the nine and three month periods ended September 30, 2006, resulted in a net loss of $4,141,258 and $2,427,405, respectively. Shareholders’ equity as of September 30, 2006 is $1,352,924. These factors raise substantial doubt about the ability of the company to continue as a going concern. The Company’s ability to continue operating as a going concern is dependent on its ability to raise sufficient additional working capital. Management’s plan in this regard is to seek additional financing to fund its operations. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

e.
In June, 2006 the Company entered into a 12-month joint development program with Rapiscan Systems ("Rapiscan"), a subsidiary of OSI Systems in order to develop TraceScan (using TraceGuard's Carry Safe product), an advanced combined bulk/trace detection system for interdiction of explosive devices and weapons. Upon completion of development, TraceScan will be marketed exclusively by Rapiscan primarily to the U.S. Government and also through its global direct sales and distributor network. CarrySafe is designed for carry-on luggage and is currently at an advanced stage of development. TraceScan is a product under development and there can be no assurance that the development will be successfully completed, in which event the Company’s venture with Rapiscan will not be successful. In addition, the product to be developed has not yet been sold to the intended government and other users and no assurance can be given that the product will find a successful market. For other risk factors related to the Company, see the Company's report on form 10-KSB for the fiscal year ended December 31, 2005.

f.
The interim statements as of September 30, 2006 and for the nine and three month periods then ended (hereafter - the interim statements) were drawn up in condensed form, in accordance with generally accepted accounting principles applicable to interim statements. The accounting principles applied in preparation of the interim statements are consistent with those applied in the annual financial statements. Nevertheless, the interim statements do not include all the information and explanations required for the annual financial statements. The year end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

TRACEGUARD TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
(UNAUDITED)

g. Recently Issued Accounting Pronouncements:

SFAS No. 123R - Accounting for Stock-Based Compensation

Effective January 1, 2006 the Company adopted SFAS No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”) using the Modified Prospective Approach. SFAS No. 123R revises SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123") and requires the measurement and recognition of compensation of all share-based payments, to be based on their estimated fair values at grant date, or the date of later modification, over the requisite service period. The interim statements as of September 30, 2006 and for the nine and three month periods then ended reflect the impact of SFAS No. 123R. For the three months and nine months ended September 30, 2006 the Company recorded stock based compensation expense of $463,465, which increased the net loss for the periods by $463,465.

FASB Interpretation No. 48 - Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the recognition threshold and measurement of a tax position taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006 (January 1, 2007 for the Company). FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. The Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its financial statements.

SFAS No. 157 - Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Company). The Company is currently evaluating the impact, if any, the adoption of FIN 157 will have on its financial statements.

TRACEGUARD TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
(UNAUDITED)

Staff Accounting Bulletin No. 108 - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements

In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 was issued in order to eliminate the diversity of practice in how public companies quantify misstatements of financial statements, including misstatements that were not material to prior years’ financial statements. The Company will initially apply the provisions of SAB 108 in connection with the preparation of our annual financial statements for the year ending December 31, 2007.

NOTE 2 - LICENSE RIGHTS

On February 15, 2006, the Company's fully owned Subsidiary, TraceGuard Technologies Ltd (the "Subsidiary") entered into a License Agreement (the “Agreement”) with TraceTrack Technology Ltd ("TraceTrack"), an Israeli based company. Pursuant to the Agreement, the Subsidiary, under certain terms and conditions as set forth within the Agreement, acquired an exclusive, worldwide, perpetual license to the patents and related know-how owned by TraceTrack, which involves technology being developed to be used for the collection of explosive traces. In consideration for the license granted to the Subsidiary, TraceTrack will receive royalty payments of 3% of net sales until the earlier of: five years from the first commercial sale of a product, or at the time that the aggregate total royalty payment equal $2,500,000. This is in addition to a previous payment of $100,000 made as a down payment for the license and is as license rights. As a result of the agreement, the Company is considered the successor entity of TraceTrack.

NOTE 3 - SHAREHOLDERS EQUITY

a.
On January 19, 2006, the Company completed a private placement offering of 1,607,836 units, each "unit" comprising one share of our common stock, one warrant to purchase one share of common stock with an exercise price of $1.50 per share and an exercise period of one year and one warrant to purchase one share of common stock with an exercise price of $2.50 and an exercise period of three years. Units were issued for an aggregate purchase price of $1,125,487. Warrants were valued according to Black-Scholes valuation model at $407,189 using a risk free interest rate of 4.3%, their contractual life, an annual volatility of 100% and no expected dividend.

b.
On May 7, 2006, the Company completed a private placement offering of 2,108,662 units, each "unit" comprising one share of our common stock, one warrants to purchase one share of common stock with an exercise price of $1.50 and an exercise period of one year and one warrant to purchase one share of common stock with an exercise price of $2.50 and an exercise period of three years. Units were issued for an aggregate purchase price of $1,476,064. Warrants were valued according to Black-Scholes valuation model at $534,025 using a risk free interest rate of 4.25%, their contractual life, an annual volatility of 100% and no expected dividend.

c.
On August 31, 2006 the Company completed a private placement offering of 1,993,278 units, each "unit" comprising one share of our common stock, one warrants to purchase one share of common stock with an exercise price of $1.5 and an exercise period of one year and one warrant to purchase one share of common stock with an exercise price of $2.5 and an exercise period of three years. Units were issued for an aggregate purchase price of $1,395,295. Warrants were valued according to Black-Scholes valuation model at $504,805 using a risk free interest rate of 4.35%, their contractual life, an annual volatility of 100% and no expected dividend.

TRACEGUARD TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
(UNAUDITED)

NOTE 4 - STOCK BASED COMPENSATION

a.	Stock based compensation:

Effective January 1, 2006 the Company adopted SFAS No. 123R. SFAS No. 123R revises SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). SFAS No. 123R requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date, or the date of later modification, over the requisite service period.

The Company accounts for equity awards issued to non-employees in accordance with the provision of FAS 123, “Accounting for Stock-Based Compensation”, and EITF No. 96-18, “Accounting for Equity Instruments that are Issued to other than Employee for Acquiring or in Conjunction with Selling Goods or Services” and related interpretations.

b.	Restricted Stock Unit Plan:

1.
On July 6, 2006, the Board of Directors of the Company adopted the 2006 Global Stock Incentive Compensation Plan (the "Plan"), pursuant to which the Company will be able to issue restricted stock units ("RSU") to its employees, consultants and independent agents. The Company reserved a total of 2,300,000 authorized but unissued shares of Common Stock of the Company, par value US$ 0.001 each, for the purposes of the Plan and the Company's other stock compensation plans, when applicable, subject to adjustments as set forth in the Plan.

2.
On July 6, 2006 the Board of Directors approved the grant of 890,000 RSU to several of the Company’s employees in accordance to the aforementioned Plan. Each unit's value was determined based on the closing price for the company's share on grant date. As of September 30, 2006 the Company recognized share based compensation expenses under the straight-line method over the requisite service period, which is two years. During the periods of three and nine months ended September 30, 2006, the Company recorded stock-based compensation of $463,464 related to the RSU granted.

3.	As of September 30, 2006 the total unrecognized compensation cost related to unvested RSU not yet recognized is $800,336 and is expected to be recognized over the weighted average period of 1.9 years.

TRACEGUARD TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
(UNAUDITED)

NOTE 4 - STOCK BASED COMPENSATION (Continued)

4.	The following table summarizes the grant of RSU to employees in 2006:
	RSU (in thousands)	Weighted- Average Of RSU Value (U.S. Dollars)
Outstanding at January 1, 2006	-	$-
Granted	890	$1.42
Outstanding at September 30, 2006	890	$1.42
Exercisable at September 30, 2006	183	$1.42

c.	Stock Options:

1.
On July 6, 2006 the Board of Directors approved the grant of options for the purchase of 7,050,000 shares of common stock of the Company, par value $0.001 each to the Company's CEO and several service providers, including a related party (see note 5 and Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds). Options to purchase 1,350,000 shares vest over a two to three year period, are exercisable at $0.70 each, and with an exercise period of 5 years. Options to purchase 5,700,000 shares vest upon the achievement of certain milestones.

2.
On August 8, 2006 the Board of Directors approved the grant of an option for the purchase of 359,000 shares of common stock of the Company, par value $0.001 each, to M.S. Savyonim Ltd. ("Savyonim"), an Israeli corporation that rendered to the Corporation management services through Mr. Meir Zucker who served as the President and Chief Executive Officer of the Corporation. Such options were granted to M.S. following the termination of the engagement of Savyonim in February 2006 in connection with the services rendered by it to the Corporation. The Subsidiary paid to Savyonim an amount equal to approximately US$ 27,000 in connection with the termination of M.S. engagement.

3.
The fair value of each of the aforementioned stock option is estimated on the date of grant using the Black-Scholes option pricing model that uses the following assumptions: Expected term is based on the Company’s management estimate for future behavior; Expected volatility is based on the historical volatility of the share price for similar companies over a period equal to the expected term; The risk free rate is based on the U.S. Treasury constant maturity for a term consistent with the expected term of the award, as in effect at the date of grant.

4.
The fair value of options granted during this period was estimated using the following assumptions: (1) expected life of options of 2.5-2.75 years; (2) dividend yield of 0%; (3) volatility of 100%; and (4) risk free interest of 4.93%-5.17%

TRACEGUARD TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
(UNAUDITED)

NOTE 4 - STOCK BASED COMPENSATION (Continued)

5.	The following table summarizes the activity of all of the above stock options for the nine months ended September 30, 2006:

	Options (in thousands)	Weighted- Average Exercise Price (U.S. Dollars)	Weighted- Average Remaining Contractual Term (in years)
Outstanding at January 1, 2006	-	$-
Granted - below fair value	7,409	$0.7	5.00

Outstanding at September 30, 2006	7,409	$0.7	5.00

Exercisable at September 30, 2006	607	$0.7	4.81

6.
As of September 30, 2006 the total unrecognized compensation cost related to unvested RSU is $ 7,163,066, out of which $1,096,896 will be recognized over a period of 2.4 years, and the rest in accordance with achievement of certain milestones.

d.	Stock-based compensation to service providers -

During the nine months period ended September 30, 2006, the Company has entered into service agreements with several service providers. In consideration for service provided, the Company has issued a total of 132,613 shares of its common stock, par value $0.001 each.

Total stock based compensation to service providers recognized during the period of nine months ended September 30, 2006 was $ 132,389.

NOTE 5 -TRANSACTIONS WITH RELATED PARTIES

a.
On February 15, 2006 the Subsidiary entered into a consulting agreement with M.S. Materials Ltd. (“M.S.”) for a term of thirty six months. The services to be provided to the Subsidiary by M.S. shall be provided solely by Dr. Ornath, who will be engaged as the Chief Scientist of the Subsidiary. This agreement was amended on July 6, 2006. In consideration for Dr. Ornath services the Subsidiary will pay a monthly fee of $12,000 to M.S. In addition, the Company will grant M.S. options to purchase shares of common stock (par value $0.001) as follows:

1)	Options to purchase of 1,080,000 shares at an exercise price of $0.70, to be vested over a three year period commencing February 15, 2006.

2)
M.S. shall receive additional options for the purchase of 1,200,000 shares of common stock at an exercise price of $1.00 upon the receipt of an approval of the Israeli Security Agency or the US Transportation Security Administration to a Company’s product.

3)
M.S. shall receive additional options for the purchase of 1,200,000 shares of common stock at an exercise price of $1.50 upon the receipt of a purchase order for equipment in an aggregate amount of $1,000,000 during one calendar year or entering into a strategic agreement.

TRACEGUARD TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
(UNAUDITED)

NOTE 5 -TRANSACTIONS WITH RELATED PARTIES (Continued)

4)
M.S. shall receive additional options for the purchase of 1,500,000 shares of common stock at an exercise price of $1.75 upon the Company's achieving a gross profit of $2,000,000 according to the audited financial statements of the Company .

During the three and nine months periods ended September 30, 2006, the Company recorded stock-based compensation in the amount of $238,273 related to options granted in (1) above. Total unrecognized compensation cost related to unvested options, not yet recorded is $911,106, to be recognized over 2.4 years.

As of September 30, 2006 the milestones in (2) (3) and (4) above were not estimated as probable. As such, the Company did not record any compensation charge in the nine and three months period ended September 30, 2006, related to these grants.

NOTE 6 - MATERIAL AGREEMENTS

On May 7, 2006, the Subsidiary entered into an agreement with Dr. Ehud Ganani pursuant to which Dr. Ganani will serve as Chief Executive Officer of TraceGuard Technologies Ltd., effective February 1, 2006. The Subsidiary has amended this agreement on July 6, 2006. Dr. Ganani shall receive a monthly salary of $15,000 and an annual bonus of up to $60,000 upon achieving certain objectives. Dr Ganani will be granted 550,000 RSU in accordance with the 2006 Global Stock Incentive Compensation Plan adopted by the Company's board of directors. In addition Dr. Ganani will be granted stock options to purchase up to 1,800,000 shares of the Company's common stock. Options will vest following achievement of certain milestones and are exercisable at an exercise price of $0.70 per share. As of September 30, 2006 none of these milestones is estimated as probable, and as such, the Company did not record any compensation charge in the nine and three months period ended September 30, 2006, related to this grants.

NOTE 7 - SUBSEQUENT EVENTS

a.	On October 16, 2006 the Board of Directors approved the grant of 345,000 RSU to several of the Subsidiary's employees, in accordance to the Company's 2006 Global Stock Incentive Compensation Plan.

b.
In October 2006, the Board of Directors of the Company approved the grant of 640,000 shares of common stock of the Company, par value $0.001 each, to several service providers, in consideration for services provided.

Item 2. Management's Discussion and Analysis o Plan of Operation.

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

Cash Requirements

As of September 30, 2006, we had a working capital and shareholders’ equity of $ 714,636 and $1,352,924 respectively. To date we have raised approximately $4,700,000 and intend to continue to fund our operations through financings for the foreseeable future, until we generate positive cash flow from operations. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.

Estimated funding required over the next 12 months (in thousands):

Development and Engineering	3,320
Marketing and business development	810
General and Administrative	1,440
Total	5,570

Product Research and Development

We anticipate that our first product will be deployed for testing purposes by the end of the year.

Lease agreements & investments

The Company and its wholly owned subsidiary, have agreements to lease office space in Arlington VA, Manhattan NY and Petach-Tikva (Israel). Total expected fees for the next 12 months are approximately $73,000.

As of September 30, 2006 the Company and its subsidiary have invested approximately $250,000 in leasehold improvements and furniture for these facilities.

In addition, as of September 30, 2006, a sum of approximately $282,000 has been invested in equipment, computer hardware and computer software for the Subsidiary's development group.

Employees

As of November 14, 2006 there are 24 employees, other than its directors, being employed by our subsidiary. We expect to further recruit a number of part time and full time employees in the field of engineering, R&D, administrative and business development over the next 12-month period.

Going Concern

As reflected in the accompanying interim condensed consolidated financial statements, the Company’s operations for the nine and three month period ended September 30, 2006, resulted in a net loss of $ 4,141,258 and $ 2,426,405, respectively. Shareholders’ equity as of September 30, 2005 is $ 1,352,924. The Company’s ability to continue operating as a going concern is dependent on its ability to raise sufficient additional working capital.

Recently Issued Accounting Standards

FASB Interpretation No. 48 - Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the recognition threshold and measurement of a tax position taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006 (January 1, 2007 for the Company). FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. The Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its financial statements.

SFAS No. 157 - Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Company). The Company is currently evaluating the impact, if any, the adoption of FIN 157 will have on its financial statements.

Staff Accounting Bulletin No. 108 - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements

In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 was issued in order to eliminate the diversity of practice in how public companies quantify misstatements of financial statements, including misstatements that were not material to prior years’ financial statements. We will initially apply the provisions of SAB 108 in connection with the preparation of our annual financial statements for the year ending December 31, 2007.

ACCOUNTING POLICIES

The Securities and Exchange Commission ("SEC") defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

Not all of the accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the following policies could be deemed to be critical within the SEC definition. We have historically incurred losses, and through September 30, 2006 have incurred losses of $4,588,863.

On February 2, 2006, the Board of Directors of the Company approved a change in its fiscal year so it will end December 31, rather than end at March 31. As a result, the Company reported on the Form 10-KSB, the results of its activities for the transition period between April 1, 2005 and December 31, 2005.

Effective January 1, 2006 the Company adopted SFAS No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”) using the Modified Prospective Approach. SFAS No. 123R revises SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123") and requires the measurement and recognition of compensation of all share-based payments, to be based on their estimated fair values at grant date, or the date of later modification, over the requisite service period. The interim statements as of September 30, 2006 and for the nine and three month periods then ended reflect the impact of SFAS No. 123R. For the three months and nine months ended September 30, 2006 the Company recorded stock based compensation expense related to issuance of restricted stock units to employees in the amount of $463,465, which increased the net loss for the periods by $463,465.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates and assumptions relate to recording realizability of other intangible assets, accruals, income taxes, stock-based compensation expenses and other factors. Management has exercised reasonable judgment in deriving these estimates; however, actual results could differ from these estimates. Consequently, changes in conditions could affect our estimates.

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

Results of Operations

Nine months ended September 30, 2006 and 2005

The Company's operating expenses for the nine month periods ended September 30, 2006 and 2005, were $4,149,985 and $70,193, respectively. The principal components of the expenses were for R&D activities, in respect of the development of our 2 new products: the CarrySafe and the CompactSafe, as well general and administrative expenses, mainly consisting of payroll cost and consulting expenses.

Our Company recorded losses of $4,141,258 and $70,193 for the nine month periods ended September 30, 2006 and 2005, respectively, and losses of $4,588,863 since March 20, 2002 (date of inception).

Liquidity and Capital Resources

The Company has had no revenues since inception.

During the period of the nine months ended September 30, 2006, the Company had an average burn rate of approximately $337,000 per month, mainly consisting of (in thousands ):

Wages and consulting services	110
Engineering & R&D activities	115
Marketing General and Administrative	74
Investment in equipment	38
Total	337

Based on the Company's expectations and financing plans described in the Cash Requirements section above, the Company anticipates having more than sufficient liquidity for the foreseeable future and the next 12 months in particular. The Company cannot be certain that funding will be available on acceptable terms, or at all.

The Company has no long-term debt and does not regard long-term borrowing as a good, prospective source of financing.

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being September 30, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 6, 2006, the Company granted options to purchase 4,980,000 shares of its common stock, par value $.001 each, to a consultant at the following exercise prices and subject to the following vesting conditions: (i) $0.70 per share with respect to options to purchase 1,080,000 shares, vesting over a period of three years commencing on February 15, 2006, (ii) $1.00 per share with respect to options to purchase 1,200,000 shares, vesting in full upon approval of the Company's product by the Israeli Security Agency or the US Transportation Security Administration, (iii) $1.50 per share with respect to options to purchase 1,200,000 shares, vesting in full upon the Company receiving purchase orders of $1,000,000 during one calendar year or the entering into a strategic agreement, and (iv) $1.75 per share with respect to options to purchase 1,500,000 shares, vesting in full upon the Company's achieving a gross profit of $2,000,000 according to the audited financial statements of the Company. The aforementioned securities were issued in reliance upon the exemption afforded by the provisions of Regulation S, as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended, based on the fact that at the time of the offer and sale of such securities to such consultant, the consultant was not inside the U.S., and in reliance on the consultants' representation that such person was not a "U.S. person" (as defined in Regulation S) and is not acquiring the securities for the account or benefit of any U.S. person. In addition, the securities bear a Regulation S restrictive legend.

On July 6, 2006, the Company granted options to purchase 1,800,000 shares of its common stock, par value $.001 each, to its Chief Executive Officer at an exercise price of $0.70 per share and subject to the following vesting conditions: (i) with respect to options to purchase 200,000 shares, vesting in full upon approval of the Company's product by the Israeli Security Agency or the US Transportation Security Administration, (ii) with respect to options to purchase 200,000 shares, vesting in full upon the Company entering into a strategic agreement, (iii) with respect to 500,000 shares, vesting in full upon a sale of the Company, and (iv) with respect to 900,000 shares, vesting in full upon the issuance of certain options in connection with certain mergers involving the Company. The aforementioned securities were issued in reliance upon the exemption afforded by the provisions of Regulation S, as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended, based on the fact that at the time of the offer and sale of such securities to the CEO, the CEO was not inside the U.S., and in reliance on the CEO's representation that he was not a "U.S. person" (as defined in Regulation S) and is not acquiring the securities for the account or benefit of any U.S. person. In addition, the securities bear a Regulation S restrictive legend.

On July 6, 2006, the Company granted options to purchase 270,000 shares of its common stock, par value $.001 each, to members of its Advisory Board. The options have at an exercise price of $0.70 per share and vest over a period of 2 years. The aforementioned securities were issued in reliance upon the exemption afforded by the provisions of Regulation S, as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended, based on the fact that at the time of the offer and sale of such securities to the Advisory Board members, the Advisory Board members were not inside the U.S., and in reliance on each of the Advisory Board members' representation that such person was not a "U.S. person" (as defined in Regulation S) and is not acquiring the securities for the account or benefit of any U.S. person. In addition, the securities bear a Regulation S restrictive legend.

On July 6, 2006, the Company granted 890,000 RSU, par value $0.001 each, to 2 of its officers and 1 of its Subsidiary's officers, in accordance with the Company's 2006 Global Stock Incentive Compensation Plan. The Company's CEO received 550,000 RSU, the Company's CFO received 170,000 RSU and the Subsidiary's VP of Product Development and Engineering received 170,000 RSU. The aforementioned securities were issued in reliance upon the exemption afforded by the provisions of Regulation S, as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended, based on the fact that at the time of the offer and sale of such securities to such officers, the officers were not inside the U.S., and in reliance on each of the officers' representation that such person was not a "U.S. person" (as defined in Regulation S) and is not acquiring the securities for the account or benefit of any U.S. person. In addition, the securities bear a Regulation S restrictive legend.

On October 8, 2006, the Company granted 100,000 shares of its common stock, par value $0.001 each, to a service provider, in consideration for services provided. The aforementioned securities were issued in reliance upon the exemption afforded by the provisions of Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder, and in reliance on the purchaser's representations as to its status as an accredited investor, and that it was acquiring the shares for investment purposes and with not a view to any sale or distribution. In addition, the shares bear a 1933 Act restrictive legend.

On October 22, 2006, the Company granted 180,000 shares of its common stock, par value $0.001 each, to each of three service providers for an aggregate of 540,000 shares, in consideration for services provided. The aforementioned securities were issued in reliance upon the exemption afforded by the provisions of Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder, and in reliance on each purchaser's representation as to its status as an accredited investor, and that it was acquiring the shares for investment purposes and with not a view to any sale or distribution. In addition, the shares bear a 1933 Act restrictive legend.

On October 16, 2006, the Company granted 345,000 RSU, par value $0.001 each, to several of the Subsidiary's employees, in accordance with the Company's 2006 Global Stock Incentive Compensation Plan The aforementioned securities were issued in reliance upon the exemption afforded by the provisions of Regulation S, as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended, based on the fact that at the time of the offer and sale of such securities to such service providers, the service providers were not inside the U.S., and in reliance on each of the purchasers' representation that such person was not a "U.S. person" (as defined in Regulation S) and is not acquiring the securities for the account or benefit of any U.S. person. In addition, the securities bear a Regulation S restrictive legend.

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

TraceGuard Technologies, Inc.
By:
/s/Dr. Ehud Ganani
Dr. Ehud Ganani, President, Chief Executive Officer (Principal Executive Officer) Date: November 13, 2006

/s/ David Ben-Yair
David Ben-Yair, Chief Financial Officer (Principal Financial Officer) Date: November 13, 2006