Form 10KSB
period 2006-12-31
TRACEGUARD TECHNOLOGIES, INC.
filed 2007-03-30
CIK 1174890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-50329

TRACEGUARD TECHNOLOGIES, INC.
(Name of small business issuer in its charter)

Nevada	98-0370398
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification Number

330 Madison Avenue, 9th Floor, New York, New York 10017
(Address of principal executive office)

Issuer's telephone number: (866) 401-5969

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 par value

Check whether issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.☐

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.) Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

The Issuer's revenues for the year ending December 31, 2006 were $0.

As of March 29, 2007 the number of shares outstanding of the Issuer's common stock was 30,662,011.

As of March 29, 2007 the aggregate number of shares held by non-affiliates was approximately 20,032,021

As of March 29, 2007 the aggregate market value of the Issuer's common stock held by non-affiliates was 22,836,504, based on the average bid and asked price of $1.14 per share as of March 16, 2007.

FORM 10-KSB

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In this annual report, references to “TraceGuard,” “TCGD,” “the Company,” “we,” “us,” and “our” refer to TraceGuard Technologies, Inc.

Except for the historical information contained herein, some of the statements in this Report contain forward-looking statements that involve risks and uncertainties. These statements are found in the sections entitled "Business," "Management's Discussion and Analysis or Plan of Operation," and "Risk Factors." They include statements concerning: our business strategy; expectations of market and customer response; liquidity and capital expenditures; future sources of revenues; expansion of our proposed product line; and trends in industry activity generally. In some cases, you can identify forward-looking statements by words such as "may," "will," "should," "expect," "plan," "could," "anticipate," "intend," "believe," "estimate," "predict," "potential," "goal," or "continue" or similar terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks outlined under "Risk Factors," that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For example, risks that could cause actual results to vary materially from future results include, but are not limited to: our lack of an operating history, issues related to intellectual property infringement, issues relating to the introduction of our products in target markets, the need to raise capital to fund operations, our dependency on key personnel, approval of our products by regulatory authorities, matters related to the location of our operations in Israel,;the extent of competition; technological developments in our target markets and the development of alternate, competing technologies in them; and sales of shares by existing shareholders. Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Unless we are required to do so under US federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Organizational History

TraceGuard was incorporated in the state of Nevada on March 20, 2002, under the name IBHAS Technologies Inc. ("IBHAS"), for the purpose of developing and marketing an internet based computer software program. On June 29, 2005, a group of individual investors acquired approximately 76.6% of IBHAS’s outstanding shares. On August 15, 2005 a letter of intent was signed between IBHAS and Tracetrack Technology Ltd. ("TraceTrack"), an Israeli based company, regarding the licensing of certain patents owned by Tracetrack. As a result, IBHAS determined to focus its business operations on the development and marketing of products for the homeland security market. Pursuant to the letter of intent, the Company paid TraceTrack a down payment of $100,000.

Effective September 12, 2005 the Registrant changed its name from IBHAS Technologies Inc. to TraceGuard Technologies, Inc.

On February 15, 2006, the Company's wholly owned subsidiary, TraceGuard Technologies Ltd. (the "Subsidiary") entered into a License Agreement (the "Agreement") with Tracetrack. Pursuant to the Agreement, the Company, under certain terms and conditions as set forth in the Agreement, acquired an exclusive, worldwide, perpetual license to the patents and related know-how owned by Tracetrack, which involves technology being developed to be used for the collection of explosive traces. In consideration of the license granted to the Company, Tracetrack will receive royalty payments of 3% of net sales until the earlier of: five years from the first commercial sale of a product, or an aggregate total royalty payment of $2,500,000. This is in addition to the down payment mentioned above. On December 11, 2006 the Company entered into amendment of the Agreement. The amendment eliminated the right of TraceTrack to terminate the license if certain development milestones were not achieved by the Company. Dr. Freddy Ornath, who owns approximately 35% of the Company's common stock, as of December 31, 2006, is the owner through another entity, of TraceTrack Technology, Ltd.

Market Overview and Operating Environment

In the post-9/11 world, airport authorities face tremendous challenges in screening and inspecting the more than 4 billion pieces of carry-on and checked luggage that pass through aviation checkpoints each year. The events of 9/11, the near catastrophe at Heathrow in August 2006, train attacks in Madrid, London and Mumbai, and scores of other events have tragically demonstrated the intent and capability of terrorists to use improvised explosive devices (IEDs) in order to successfully attack civilian targets. While the need to detect and prevent explosives and other hazardous materials from reaching civilian airliners and transport is critical, the ability of governments and law enforcement to conduct effective detection is constrained by a series of technological and operational factors. A successful solution for explosives detection must balance thorough and economical screening of luggage and cargo with the need to avoid disruption to airline schedules, passenger flow and unnecessary intrusion into passenger privacy.

Unfortunately, the current screening methods deployed by the United States’ Transportation Security Agency (TSA) at U.S. airports provide neither sufficient capability for detecting explosives, nor adequate ease of passenger throughput. The X-ray machines and Computer Tomography-based (CT) systems currently deployed by TSA operators provide only imagery of the screened luggage, rather than a full and accurate analysis of the contents within. Detection based on images is insufficient because many non-hazardous items have similar densities to explosive materials; reliance on this capability alone allows for the realistic possibility that a lethal item may be mistaken for a non-hazardous one. Airports outside the United States face similar challenges and are subject to the same technological limitations of explosives detection capabilities.

The trace detectors currently deployed at airports were largely in use before 9/11 and require accurate trace samples in order to successfully detect explosives. At present, the trace extraction process is done manually, through a process commonly known as swabbing. In addition to being time and labor intensive, swabbing is inaccurate because screeners usually swab traces from the exterior, but not the interior, of checked items. Furthermore, only one in three items passing through the X-ray is even selected for this manual inspection process. Finally, swabbing also relies heavily on human motivation and judgment and therefore is inevitably prone to human error.

Numerous TSA officials have commented that better sampling is the key to improved overall explosives detection. The Company's core value proposition is to automate and dramatically advance this portion of the detection process.

Technology and Product Suite

The Company's products are designed to deliver more effective and economical explosive trace extraction solutions for the billions of luggage and freight items screened each year. While the Company’s products vary in capability and target market segment, they have a shared objective of speeding up passenger and baggage throughput and deliver significant savings in manpower by reducing the need for manual inspection of luggage and cargo.

The Company's automated trace extraction technology extracts samples of suspect substances from the interior and exterior of checked items, and transfers the collected particles to standard off-the-shelf analyzers. At the core of the Company's proprietary technology is the use of non-destructive physical methods to automatically release and extract traces, molecules, particles and vapors of explosives from both the exterior and interior of screened objects. The result of this markedly increased efficacy in extraction is an exponential improvement in detecting explosives: the Company's systems are so effective that they can extract residues as small as 50 micrograms, less than the weight of a fingerprint’s residue which would be left by someone who has handled explosive materials.

While the Company's most immediate target markets are aviation security and airports, a host of markets with similar conditions and threats offer significant potential for the Company. Future applications for the Company's technology may include ports and maritime facilities, border crossings, mail services, government and commercial office buildings, shopping malls, food and pharmaceutical plants and other potentially vulnerable sites. Beyond explosives, additional capabilities include the screening of narcotics, biological contaminants, and other hazardous materials.

TraceGuard is currently developing a series of products for performing automated trace extraction, geared for the following applications:

CompactSafe: The CompactSafe product automatically extracts traces of explosives from compact items, and is designed for use in aviation security systems as well as other homeland defense applications. Items such as laptops, medical devices and cameras often have complex internal mechanisms which are difficult to open, requiring more sophisticated inspection mechanisms than those used to screen standard carry-on items. CompactSafe enables complete extraction and sampling of substances from both the interior and exterior of the items it inspects. Because there is no reliable equipment or system that can provide this level of accuracy or efficiency in trace extraction of explosives, CompactSafe offers a dramatic improvement over methods currently used in Explosives Trace Detection (ETD) and offers a considerable value proposition to security authorities worldwide. CompactSafe successfully completed a pilot program at Israel’s major international airport in 2007, and TraceGuard plans testing the product in several additional locations in 2007.

CarrySafe: The CarrySafe system is designed to automatically extract and collect particle residue of explosives from the interiors and exteriors of suspect carry-on luggage at aviation screening passenger checkpoints. CarrySafe provides a second-level check when bags require “resolution” or a more in-depth inspection. CarrySafe is targeted to meet the security requirements of the Transportation Security Administration (TSA) and other aviation and homeland security agencies worldwide. Like CompactSafe, there is no automated system that can provide this level of accuracy or efficiency in trace extraction of explosives in carry-on luggage. CarrySafe offers a dramatic improvement over methods currently used in Explosives Trace Detection (ETD) and offers a considerable value proposition to security authorities.

At the core of the CarrySafe system is TraceGuard’s proprietary automated trace extraction technology, which seals and manipulates air molecules to cause the rapid release and extraction of particles from items being inspected. This technology is so effective it can extract mere micrograms of explosives, traces weighing less than the weight of a fingerprint residue, as with other TraceGuard products, CarrySafe is capable of extracting any type of explosive trace, in both solid and liquid form.

HoldSafe: The HoldSafe system is intended to be compatible with Hold Baggage Screening (HBS) and will automatically collect particle residue of explosives from checked luggage. At the core of the HoldSafe system is TraceGuard’s proprietary automated non-invasive trace explosive extraction method. Unlike existing screening technologies that rely on bulk identification, HoldSafe is designed to uniquely extract and collect explosive traces from both the inner and outer surfaces of checked luggage. It closely resembles the CarrySafe but is larger in size. The HoldSafe system is designed to help deliver more effective and economical explosive trace extraction solutions for the billions of items of checked luggage and freight screened each year. The HoldSafe concept will be able to be adapted for use in ground and sea transportation terminals, mail-sorting facilities, public buildings, stadiums and additional points of security concern.

CargoSafe: The CargoSafe system is designed to automatically collect particle residue of explosives from both external and internal surfaces of palletized air cargo. Combining CargoSafe with existing airport screening technologies including X-Ray and CT systems will further reduce the risk of explosives being transported through airborne cargo. At the core of the CargoSafe system is TraceGuard’s proprietary automated non-invasive trace explosive extraction method. Unlike existing screening technologies that rely on bulk identification, CargoSafe is designed to extract and collect explosive traces from within the palletized cargo.

Suppliers and Production Process

TraceGuard's presently does not yet have contracts or orders for its products. However, arrangements for the production of its products along with the provision of materials necessary for the manufacture of its products are being put into place. The Company is negotiating with several potential vendors regarding production and supply of raw materials.

Distribution

TraceGuard expects to introduce its products to customers in the Homeland Security (“HLS”) market through two potential venues:

a)
Distribution through a licensing agreement with a strategic partner that is a leader in the explosives detection/HLS field.  This partner would have a marketing, training and maintenance capability in place and would already have conducted sales and procurement with relevant customers in the US and European government agencies. The advantage of this strategy is lower setting up costs of the marketing arm; however, the potential revenue for this method could be lower since it is based on royalties instead of direct sales.

b)
TraceGuard would set up its own apparatus for marketing, training and maintenance purposes (either directly or by subcontractors) for the explosives detection/HLS market. This will involve a presence in the US, Europe and other select target countries, recruitment of sales people, setting up training protocols, and utilizing maintenance contracts for the various equipment that will be procured by the various government agencies.  While this model potentially offers the company higher revenues, the initial investment costs are considerably higher.

In both scenarios, the manufacturing/assembling will be operated by a subcontractor.

Intellectual Property

Pursuant to the Agreement, TraceGuard has obtained   an exclusive, worldwide, perpetual license for the following pending patents, which have been filed by Tracetrack in the USA and Western Europe:

☒
PCT/IL03/00041, covering the usage of a conformal flexible enclosure coupled with mechanical agitation to enhance the efficiency of collecting traces of substances, therefore increasing the probability of detection of illicit substances when used with suitable chemical analyzers.

☒
PCT/IL2004/000011, covering additional aspects of trace collection using the conformal flexible enclosure taking advantage of additional enhancements for increasing the efficiency of trace collection, in view of detection using suitable chemical analyzers.

TraceGuard has since filed 5 patent applications and 3 provisional patents in the U.S and other countries. These patents cover key aspects of its core technology.

TraceGuard is in the process of preparing additional patent applications, in the United States and other countries, for additional technologies, which it has developed and is planning to develop. These additional technologies pertain to the use of its licensed proprietary technology in conjunction with its future products for the security market.

Competition

TraceGuard does not believe it has any direct competition. The majority of the companies in the explosives detection field are focused on imaging and detection solutions rather than improving and automating the trace collection process. TraceGuard’s most immediate “competitor” are the thousands of security operators at checkpoints and hold baggage security stations worldwide that perform the manual swabbing process. The company’s greatest competitive challenge, therefore, is to convince TSA and other potential customers that Traceguard’s Automated Trace Extraction method is superior to manual collection.

One of TraceGuard’s chief strategic objectives is partnership and cooperation with the leading companies in the explosives detection field.

Government Regulation

In the U.S., the Transportation Security Agency (TSA) is responsible for screening all commercial airline passengers and baggage for weapons, explosives, and other hazardous or dangerous items. Senior Homeland Security executives have publicly stated that the top concern of the TSA is to stop explosives at checkpoints in all commercial airports.

The TSA has established a framework for assessing all relevant technologies, for certifying products and for awarding contracts. TraceGuard is planning to seek regulatory approval, and is planning on working with the regulators, such as TSA in the U.S. and other government agencies in other jurisdictions, to insure that its products meet their specific requirements.

Research and Development

During the last two fiscal years, the Company spent approximately $2,385,000- in 2006 and $ $30,050 in 2005 on research and development.

Employees

As of March 31, 2007 TraceGuard employs 27 individuals on a full and part time basis and several consultants. TraceGuard has not experienced any work stoppages and TraceGuard considers relations with its employees to be good. TraceGuard anticipates hiring additional employees as it increases production and distribution of its products.

Risk Factors

Our Company Has A History Of Losses And We Expect To Incur Losses For The Foreseeable Future.

We had no revenues since inception. As a development stage company, we are at the early stages of executing our business plan. Our ability to operate successfully is materially uncertain and our operations are subject to significant risks inherent in a developing business enterprise although we anticipate that a few products resulting from our research and development efforts will be commercially available over the next year, we do not expect this to generate sufficient revenues to finance our operations. We do also not expect to generate revenues from strategic partnerships or otherwise for at least the next 12 months. Furthermore, we expect to incur substantial and increasing operating losses for the next several years as we increase our spending to execute our development programs. These losses are expected to have, an adverse impact on our working capital, total assets and stockholders' equity, and we may never achieve profitability.

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

To date, TraceGuard has been involved primarily in research, testing and product development. TraceGuard has only a limited operating history and no experience in producing and bringing to market its products. TraceGuard may experience in the future many of the problems, delays and expenses encountered by any early stage business, many of which are beyond its control. These problems include, but are not limited to:

•	substantial delays and expenses related to testing, development, and production of TraceGuard's products,

•	unanticipated difficulties relating to the production and marketing of a new product in the marketplace,

•	competition from larger and more established companies

•	lack of market acceptance of TraceGuard's new products and technologies.

TraceGuard has only a limited operating history upon which to base any projection of the likelihood it will prove successful, and thus TraceGuard cannot assure that it will achieve profitable operations or even generate any operating revenues.

In addition, TraceGuard's patent pending licensed technology is a new approach to collecting explosive traces from concealed enclosures such as luggage, cargo and vehicles and the unproven aspects of its technology may never prove commercially viable. There is the potential that TraceGuard may not be able to produce products on a sustainable basis. It is also possible that TraceGuard's proposed products will not meet certain regulatory requirements of the US Transportation Security Administration and other government agencies and it may not be able to manufacture or successfully market its proposed products at a reasonable cost.

TraceGuard Licenses its Technology From a Third Party and Such Technology May Not be Adequately Protected From Unauthorized Use by Others or may infringe on Others’ Proprietary Technologies, Which Could Increase TraceGuard's Litigation Costs and Delay the Introduction of its Products to the Marketplace.

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

TraceGuard cannot be certain that the creators of Tracetrack's technology were the first inventors of inventions covered by Tracetrack's patents or that they were the first to file patent applications. Accordingly, there can be no assurance that patents will be valid or will afford TraceGuard's license protection against competitors with similar technology. The failure to maintain patent protection on the technologies underlying TraceGuard's proposed products may have a material adverse effect on TraceGuard's competitive position and business prospects.

It is also possible that Tracetrack's technologies may infringe on patents or other rights owned by others. TraceGuard may have to alter its products or processes, pay further licensing fees, defend an infringement action or challenge the validity of the patents in court, or cease activities altogether because of patent rights of third parties, thereby causing additional unexpected costs and delays to TraceGuard. If Traceguard’s products or technologies infringe intellectual property rights of third parties. there can be no assurance that a further license will be available to TraceGuard, if at all, upon terms and conditions acceptable to TraceGuard or that TraceGuard will prevail in any patent litigation. Patent litigation is costly and time consuming, and there can be no assurance that TraceGuard will have sufficient resources to pursue such litigation. If TraceGuard does not obtain a further license under the third party’s patents, is found liable for infringement or is not able to have such patents declared invalid, TraceGuard may be liable for significant money damages and may encounter significant delays in bringing products and services to market. Although Traceguard is not aware of any third party rights its technologies infringe upon, there can be no assurance that TraceGuard or Tracetrack has identified United States and foreign patents that pose a risk of such infringement.

TraceGuard May Experience Difficulties in the Introduction of Its Products that Could Result in TraceGuard Having to Incur Significant Unexpected Expenses or Delay the Launch of New Products.

TraceGuard's products have not yet been fully developed (other than CompactSafe) or distributed. These development stage products may not be completed in time to allow production or marketing due to the inherent risks of new product and technology development, limitations on financing, competition, obsolescence, loss of key personnel and other factors. Unanticipated technical obstacles can arise at any time and result in lengthy and costly delays or in a determination that further development is not feasible. Therefore, there can be no assurance of timely completion and introduction of improved products on a cost-effective basis, or that such products, if introduced, will achieve market acceptance such that they will sustain TraceGuard to achieve profitable operations.

TraceGuard currently does not have any mechanism in place for the distribution of its products. If TraceGuard is unable to obtain or develop a sufficient method for the distribution of its products, it will be unable to commercially exploit the intellectual property rights it has obtained pursuant to the Agreement.

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

Because All of TraceGuard's Officers and Directors are Located in Non-U.S. Jurisdictions, You May Have No Effective Recourse Against the Management for Misconduct and May Not Be Able to Enforce Judgment and Civil Liabilities Against TraceGuard's Officers, Directors, Experts and Agents.

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

Your Percentage Ownership Will Be Diluted By Options and other stock-based compensation instruments, TraceGuard Intends To Grant To Management, Employees, Directors And Consultants.

In anticipation of hiring new management members and employees, recruiting new directors and retaining additional advisors, such as Advisory Board members, and consultants, we intend to make further grants under our stock option and incentive plans, pursuant to which we expect issue options or restricted stock units to such individuals. Such issuances will, when made, dilute your percentage ownership in the company. There are currently 3,034,00 shares subject to awards already made to directors, officers, employees, and consultants.

Shares that are eligible for sale in the future may affect the market price of our common stock

As of March 29March 31, 2007, an aggregate of 25,480,301 of the outstanding shares of our common stock are "restricted securities" as that term is defined in Rule 144 of the Securities Act of 1933 (Rule 144). These restricted shares may be sold pursuant only to an effective registration statement under the securities laws or in compliance with the exemption provisions of Rule 144 or other securities law provisions. Between March 2006 and November 2006, 17 stockholders of the Company executed unilateral lock-up undertakings with respect to their shares of common stock. The lock-up undertakings relate to an aggregate total of 13,226,004 shares, and provide an undertaking by such stockholders not to sell such shares publicly, except that 20% of such shares can be sold after March 2nd, 2007, an additional 30% of such shares may be sold after March 2008, and the balance of the shares may be sold after March 2009. In addition, as of March 29, 2007 22,334,212 shares are issuable pursuant to currently exercisable warrants, 976,500 shares are issuable pursuant to currently exercisable options and 486,500 shares are issuable pursuant to the vesting of employees' RSU. Future sales of substantial amounts of shares in the public market, or the perception that such sales could occur, could negatively affect the price of our common stock.

Compliance with Israeli securities law

During 2006, the Company conducted several private placements in Israel, which resulted in a sale to a number of investors in excess of the Israeli statutory limit for non-public offerings. The Company, based on advice of Israeli counsel, believes that because it gave complete disclosure to investors in these financings, there will be no adverse consequence arising in respect of this matter. Israeli law does not permit penalties to be imposed in this situation if the issuer is able to prove there was no intent to mislead investors in connection with the offerings.

.ITEM 2. DESCRIPTION OF PROPERTY

TraceGuard’s principal office is located at 330 Madison Avenue, 9th floor, New York, NY 10017. TraceGuard's research and development facility is located at #6 Ravnitzki St., Segula Industrial Park, Petach Tikva 42799, Israel. These facilities consist of 7,700 square feet with a monthly rent of $6,350.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

None

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock is traded on the OTC Bulletin Board, referred to herein as the OTCBB, under the symbol "TCGD.OB." The common stock was initially approved for quotation on March 22, 2005 under the symbol “IBHS.OB,” but there was no market for the Company’s common stock. The following table sets forth the high and low closing price of its Common Stock, as reported by the OTCBB for each quarter since September 12, 2005. The quotations set forth below reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

		2005
		High*	Low*

2005	4th Quarter	4.59	0.70
2006	1st Quarter	2.15	1.38
	2nd Quarter	1.70	1.05
	3rd Quarter	1.54	0.71
	4th Quarter	1.07	0.40

As of March 17, 2007, there were approximately 215 holders of record of the Company’s common stock.

Dividends

The Company has never declared or paid any cash dividends on its common stock. The Company currently intends to retain future earnings, if any, to finance the expansion of its business. As a result, the Company does not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities.

On January 8, 2007 the Company granted 272,191 shares of its common stock, par value $0.001 each, to several service providers, in consideration for service provided. The aforementioned securities were issued in reliance upon the exemption afforded by the provisions of Regulation S, as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended, based on the fact that at the time of the offer and sale of such securities to such service providers, the service providers were not inside the U.S., and in reliance on each of the service providers'' representation that such person was not a "U.S. person" (as defined in Regulation S) and is not acquiring the securities for the account or benefit of any U.S. person. In addition, the securities bear a Regulation S restrictive legend..

On January 8, 2007, the Company granted 150,000 shares of its common stock, par valued $0.001, to a service provider, in consideration of service provided. The aforementioned securities were issued in reliance upon the exemption afforded by the provisions of Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder, and in reliance on the purchaser's representations as to its status as an accredited investor, and that it was acquiring the shares for investment purposes and with not a view to any sale or distribution. In addition, the shares bear a 1933 Act restrictive legend.

On January 8, 2007, the Company granted 30,000 shares of its common stock, par valued $0.001, to a service provider, in consideration of service provided. The aforementioned securities were issued in reliance upon the exemption afforded by the provisions of Section 4(2) of the Securities Act of 1933, as amended, and in reliance on the purchaser's representations that it was acquiring the shares for investment purposes and with not a view to any sale or distribution. In addition, the shares bear a 1933 Act restrictive legend.

On March 26, 2007  the Company completed a private placement of 5,257,400 units, each "unit" comprising one share of our common stock, one warrant to purchase one share of common stock with an exercise price of $1.50 and an exercise period of one year and one warrant to purchase one share of common stock with an exercise price of $2.50 and an exercise period of three years. Units were issued for an aggregate purchase price of $3,680,180. The aforementioned securities were issued in reliance upon the exemption afforded by the provisions of Regulation S, as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended, based on the fact that at the time of the offer and sale of such securities to such purchasers, the purchasers were not inside the U.S., and in reliance on each of the purchaser's representation that such person was not a "U.S. person" (as defined in Regulation S) and is not acquiring the securities for the account or benefit of any U.S. person. In addition, the securities bear a Regulation S restrictive legend.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

Our business plan strategy is the development and commercialization of technologies for homeland security applications. This focus is based on an exclusive technology licensing agreement with Tracetrack Technologies Ltd., ("TraceTrack"), which was finalized in a licensing agreement between our wholly owned subsidiary, TraceGuard Technologies Ltd. (the "Subsidiary") and Tracetrack on February 15, 2006. Since inception, Tracetrack has focused on developing technologies for homeland security applications.

Cash Requirements

As of December 31, 2006, we had a working capital and shareholders’ equity of $468,624 and $1,480,354 respectively. Since December 31, 2006 we have raised approximately $3,458,000 in private placement financings, and intend to continue to fund our operations through financings for the foreseeable future, until we generate positive cash flow from operations. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. The Company has sufficient cash reserves, after its recently completed financings, so it will not have to raise additional funds over the next 12 months.

Estimated use of funds over calendar 2007 (in thousands):

Development and Engineering	1,995
Marketing & Business Dev.	436
General and Administrative	1,138
Property & Equipment	122
Total	3,691

Product Research and Development

A prototype of our first product, the CompactSafe was deployed in January, 2007 in Israel's main international airport for testing purposes. We plan to further deploy the CompactSafe in key facilities throughout 2007. Over the next 12 months we we intend to focus our R&D efforts on achieving a fully commercial CompactSafe and finishing the development of our second product - the CarrySafe.

Lease agreements & investments

The Company and its wholly owned subsidiary, has agreements to lease office space and office services in New York City and Petach-Tikva (Israel). Total expected lease expenses for the next 12 months are approximately $76,500. We have lease agreements for our Israeli facilities until November 2007, with option for additional 2 years extension, at our own discretion.

As of December 31, 2006 the Company and its subsidiary have invested approximately $238,000 in leasehold improvements and furniture for its new facilities.

In addition, as of December 31, 2006, a sum of approximately $354,000 has been invested in equipment, computer hardware and computer software for the Subsidiary's development group.

Employees

As of March 31, 2007 there are 27 employees, other than its directors, being employed by our Israeli subsidiary. We expect to further recruit a number of part time and full time employees in the field of engineering, R&D, administrative and business development over the next 12-month period.

ACCOUNTING POLICIES

The Securities and Exchange Commission ("SEC") defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

Not all of the accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the following policies could be deemed to be critical within the SEC definition. We have historically incurred losses, and through December 31, 2006 have incurred losses of $6,414,854.

On February 2, 2006, the Board of Directors of the Company approved a change in its fiscal year so it will end December 31, rather than end at March 31. As a result, the Company reported on the Form 10-KSB, the results of its activities for the transition period between April 1, 2005 and December 31, 2005.

Effective January 1, 2006 the Company adopted SFAS No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”) using the Modified Prospective Approach. SFAS No. 123R revises SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123") and requires the measurement and recognition of compensation of all share-based payments, to be based on their estimated fair values at grant date, or the date of later modification, over the requisite service period. The annual statements as of December 31, 2006 year then ended reflect the impact of SFAS No. 123R. The Company accounts for stock-based payment issued to non-employees on a fair value basis in accordance with SFAS No. 123 “Accounting for Stock-Based Compensation” and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and related interpretations. For year ended December 31, 2006 the Company recorded stock based compensation expense of of $1,909,806, which increased the net loss for the periods by $1,874,168.  Additional $35,638 stock based compensation related expenses were recorded as issuance expenses.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. These estimates and estimates and assumptions relate to the realizability of other intangible assets, accruals, accruals, income taxes and and other factors. Management has exercised reasonable judgment in deriving these estimates; however, actual results could differ from these estimates. Consequently, change in conditions could affect our estimates.

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

Results of Operations

Year Ended December 31, 2006

The Company's operating expenses for the year ended December December 31, 2006 and the nine months ended December 31, 2005, were $5,969,840 and $356,533, respectively. The principal components of the expenses were for R&D activities, in respect of the development of our two new products: the CarrySafe and the CompactSafe, as well general and administrative expenses, mainly consisting of payroll cost and consulting expenses.

Our Company recorded losses of $5,967,249 and $357,960 for the year ended December 31, 2006 and the nine months ended December 31, 2005, respectively, and losses of $6,414,854 since March 20, 2002 (date of inception).

Liquidity and Capital Resources

The Company has had no revenues since inception.

During the period of the year ended December 31, 2006, the Company had an average burn rate of approximately $346,000 per month, mainly consisting of (in thousands US$):

Wages and consulting services	174
Engineering and R&D activities	54
Marketing and G&A	77
Investment in equipment	41
Total	346

Based on the Company's expectations, the Company believes it has sufficient cash reserves, after its recently completed financings, so it will not have to raise additional funds over the next 12 months . The Company has no long-term debt and does not regard long-term borrowing as a good, prospective source of financing.

Off Balance Sheet Arrangements

None

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page
FINANCIAL STATEMENTS INDEX - IN U.S. DOLLARS ($):
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	19-20
CONSOLIDATED BALANCE SHEETS	21
CONSOLIDATED STATEMENTS OF OPERATIONS	22
CONSOLIDATED STATEMENTS OF CASH FLOWS	23-24
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(CAPITAL DEFICIENCY)	25-26
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	27-39

TRACEGUARD TECHNOLOGIES INC.
(FORMERLY IBHAS TECHNOLOGIES INC.)
(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of:
TraceGuard Technologies Inc.

We have audited the consolidated balance sheet of TraceGuard Technologies Inc. (A Development stage Company; hereafter the “Company”) and its subsidiary as of December 31, 2006 and 2005 and the related consolidated statements of operations, of changes in shareholders’ equity and of cash flows for the year ended December 31, 2006 and for the nine months ended December 31, 2005 and cumulatively for the period from April 1, 2005 to December 31, 2006. These consolidated financial statements are the responsibility of the Company’s Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the cumulative totals of the Company for the period from March 20, 2002 (date of incorporation) to March 31, 2005, which totals reflect a deficit of $89,645 accumulated during the development stage. Those cumulative totals were audited by other independent auditors whose report, dated June 8, 2005, expressed an unqualified opinion on the cumulative amounts. Our opinion, insofar as it relates to amounts included for that period is based on the report of the other independent auditors, mentioned above.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Company’s Board of Directors and management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other independent auditors provide a reasonable basis for our opinion.

In our opinion, based upon our audit and the report of other independent auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiary as of December 31, 2006 and 2005 and the consolidated results of operations and their cash flows for the year ended December 31, 2006 and for the nine months ended December 31, 2005, and cumulatively for the period from March 20, 2002 (date of incorporation) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

March 28, 2007

/s/ Kesselman & Kesselman
Certified Public Accountants
A member of PricewaterhouseCoopers International Limited
Tel-Aviv, Israel

TRACEGUARD TECHNOLOGIES INC.
(FORMERLY IBHAS TECHNOLOGIES INC.)
(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
TraceGuard Technologies, Inc. (formerly: Ibhas Technologies, Inc.)
(A Development Stage Company)
New York, New York

We have audited the accompanying statements of operations, stockholders’ deficit, and cash flows for the period from March 20, 2002 (Inception) through March 31, 2005 of TraceGuard Technologies, Inc. (formerly: Ibhas Technologies, Inc.) (the “Company”). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations of the Company and their cash flows for the period from March 20, 2002 (Inception) through March 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ LBB & Associates Ltd., LLP
(formerly: Lopez, Blevins, Bork & Associates, LLP)
Houston, Texas

June 8, 2005

TRACEGUARD TECHNOLOGIES INC.
(FORMERLY IBHAS TECHNOLOGIES INC.)
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
In US Dollars

	December 31,	December 31,
	2006	2005

Assets

Current Assets
Cash and cash equivalents	1,056,939	895,693
Restricted deposits	21,264	-
Other receivables	72,111	24,080

Total current assets	1,150,314	919,773

Long Term Prepaid Expenses	22,153	-

Restricted deposit	-	15,355

Property and equipment, net	534,577	61,261

License rights	455,000	100,000

Total Assets	2,162,044	1,096,389

Liabilities and Shareholders’ Equity

Current Liabilities

Accounts payable- trade and other	180,542	154,053
Accrued Expenses and Other Current Liabilities	501,148	32,154
Total current liabilities	681,690	186,207

Commitments and contingencies

Total liabilities	681,690	186,207

Shareholders’ Equity
Share capital - common shares par value $0.001;
Authorized - December 31, 2006 and December 31, 2005 - 150,000,000
Issued and outstanding - December 31, 2006 and December 31, 2005 - 29,669,819 and 22,542,859 shares, respectively	29,670	22,543
Additional paid-in capital	5,672,277	485,539
Receipt on account of shares to be allotted	221,435	686,900
Warrants	1,971,826	162,805
Deficit accumulated during the development stage	(6,414,854)	(447,605)
Total shareholders equity	1,480,354	910,182

Total liabilities and shareholders equity	2,162,044	1,096,389

The accompanying notes are an integral part of these consolidated financial statements.

TRACEGUARD TECHNOLOGIES INC.
(FORMERLY IBHAS TECHNOLOGIES INC.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
In US Dollars

	Year Ended December 31,	Nine months ended December 31,	Cumulative from March 20,2002(**) to December 31,	TraceTrack Year Ended December 31,
	2006	2005(*)	2006	2005

Research and development expenses	2,393,745	30,540	2,424,285	125,630

General and administrative expenses	3,576,095	325,993	3,991,733	31,627

Operating loss	(5,969,840)	(356,533)	(6,416,018)	(157,257)
Financing expenses	(38,461)	(2,477)	(40,938)
Financing Income	41,052	1,050	42,102	50
Other Income	-	-	-	100,000
Net Loss for the period	(5,967,249)	(357,960)	(6,414,854)	(57,207)

Net Loss per share ("EPS") - basic and diluted	(0.25)	(0.02)	(0.36)	(5.72)

Weighted average number of shares used in computation of EPS basic and diluted	24,150,407	19,037,705	18,006,461	10,000

(*) As to a change in the Company’s fiscal year ,see Note 1b.

(**) Commencement of operations.

The accompanying notes are an integral part of these consolidated financial statements.

TRACEGUARD TECHNOLOGIES INC.
(FORMERLY IBHAS TECHNOLOGIES INC.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
In US Dollars
	Year Ended December 31,	Nine Months Ended December 31,	Cumulative from March 20,2002(**) to December 31,	TraceTrack Year Ended December 31
	2006	2005(*)	2006	2005
Cash Flow from Operating Activities :

Net Loss for the period	(5,967,249)	(357,960)	(6,414,854)	(57,207)
Adjustments to reconcile net loss for the period to net cash used in operating activities:

Income and expenses not involving cash flow:
Depreciation and Amortization	57,290	442	57,732	2,610
Non-Cash Stock Based Compensation expenses to service provider and employees	1,874,168	-	1,874,168	-

Changes in operating assets and liabilities:
Decrease (increase) in receivables	(70,184)	(24,080)	(94,264)	4,835
Increase (decrease) in accounts payable and other current liabilities	495,483	175,493	689,309	(12,455)
Net cash used in operating activities	(3,610,492)	(206,105)	(3,887,909)	(62,217)

Cash Flows from Investing Activities
Restricted deposit	(5,909)	(15,355)	(21,264)	-
Advance on account of license rights	-	(100,000)	(100,000)	-
Purchase of property and equipment	(530,606)	(61,703)	(592,309)	-
Net cash used in investing activities	(536,515)	(177,058)	(713,573)	-

Cash Flows from Financing Activities

Issuance of share capital and warrants, net of issuance expenses	4,086,818	582,697	4,720,015	-
Receipts on accounts of shares to be allotted	221,435	686,900	908,335	-
Receipt on account of notes from shareholder	-	-	30,071	-
Increase of short term bank credit, net	-	-	-	(66)
Receipt of long term loans from related parties	-	-	-	73,172

Net cash provided by financing activities	4,308,253	1,269,597	5,658,421	73,106

Increase in cash and cash equivalents	161,246	886,434	1,056,939	10,889
Cash and cash equivalents at the beginning of the period	895,693	9,259	-	-
Cash and cash equivalents at the end of the period	1,056,939	895,693	1,056,939	10,889

(*) As to a change in the Company’s fiscal year ,see Note 1b.

(**) Commencement of operations.

The accompanying notes are an integral part of these consolidated financial statements.

TRACEGUARD TECHNOLOGIES INC.
(FORMERLY IBHAS TECHNOLOGIES INC.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
In US Dollars

	Year Ended December 31	Nine Months Ended December 31,	Cumulative from March 20,2002(**) to December 31,	TraceTrack Year Ended December 31
	2006	2005(*)	2006	2005
Supplementary information on financing activities not involving cash flows:
Shareholders Contribution	355,000	-	355,000	-
Shareholders waiver on notes payable.	-	37,690	37,690	-

(*) As to a change in the Company’s fiscal year ,see Note 1b.

(**) Commencement of operations.

The accompanying notes are an integral part of these consolidated financial statements.

TRACEGUARD TECHNOLOGIES INC.
(FORMERLY IBHAS TECHNOLOGIES INC.)
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY)
In US dollars
	Number of Shares*	Common Stock Amount	Additional Paid In Capital	Receipts on Account of Shares To be Allotted	Warrants	Deficit Accumulated During The Development Stage	Total
Issuance of common stock to founders on inception	15,000,000	2,500	-	-	-	-	2,500
Issuance of common stock	1,440,000	240	47,760	-	-	-	48,000
Net loss for the period	-	-	-	-	-	(76,263)	(76,263)

Balance March 31, 2004	16,440,000	2,740	47,760	-	-	(76,263)	(25,763)

Net loss for the year	-	-	-	-	-	(13,382)	(13,382)
Balance March 31, 2005	16,440,000	2,740	47,760	-	-	(89,645)	(39,145)
Issuance of common stock (net of issuance expense) on August 24, 2005	5,360,004	893	72,407	-	-	-	73,300
Issuance of dividend shares on September 12, 2005		18,167	(18,167)	-	-	-	-
Issuance of common stock and warrants (net of issuance expense) on November 6, 2005 and December 5, 2005	642,855	643	275,949	-	162,805	-	439,397
Receipt on accounts of shares to be allotted	-	-	-	686,900	-	-	686,900
Issuance of shares to service providers (net of issuance expense) on August 24, 2005.	100,000	100	69,900	-	-	-	70,000
Capital surplus on account of shareholders waiver on notes payable			37,690				37,690
Net loss for the period	-	-	-	-	-	(357,960)	(357,960)
Balance December 31,2005	22,542,859	22,543	485,539	686,900	162,805	(447,605)	910,182

(*) After giving a retroactive effect to a six-to-one stock split in the form of stock dividend of fully paid dividend shares of $0.001 par value at a rate of five shares for every one share of $0.001 par value.

The accompanying notes are an integral part of these consolidated financial statements.

TRACEGUARD TECHNOLOGIES INC.
(FORMERLY IBHAS TECHNOLOGIES INC.)
(A Development Stage Company)

CONDENSED INTERIM CONSOLIDATED STATEMENT OF CHANGES IN SHAREOLDERS' EQUITY (Continued)
In US dollars

	Number of Shares*	Common Stock Amount	Additional Paid In Capital	Receipts on Account of Shares To be Allotted	Warrants	Deficit Accumulated During The Development Stage	Total

Balance December 31, 2005	22,542,859	22,543	485,539	686,900	162,805	(447,605)	910,182

Issuance of Common Stock and Warrants (net of Issuance Expenses)	6,994,347	6,994	2,957,703	(686,900)	1,809,021	-	4,086,818
Receipt on accounts of shares to be allotted	-	-	-	221,435	-	-	221,435
Issuance of shares (net of issuance expenses)	132,613	133	528,618	-	-	-	528,751
Issuance of RSU to Employees	-	-	528,753	-	-	-	528,753
Issuance of Options to Service Providers	-	-	816,664	-	-	-	816,664
Shareholders Contribution	-	-	355,000	-	-	-	355,000
Net Loss For The Period	-	-	-	-	-	(5,967,249)	(5,967,249)

Balance December 31, 2006	29,669,819	29,670	5,672,277	221,435	1,971,826	(6,414,854)	1,480,354

The accompanying notes are an integral part of these consolidated financial statements.

TRACEGUARD TECHNOLOGIES INC.
(FORMERLY IBHAS TECHNOLOGIES INC.)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL:

a.
TraceGuard Technologies, Inc. (until September 12, 2005: IBHAS Technologies Inc.) ("the Company") was incorporated in Nevada on March 20, 2002. Initially the Company's plan was to develop and market an internet based computer software program known as IBHAS software. The IBHAS computer software program was intended to automate the process of submission of Internet web page information in multiple languages to major internet search engines. Changes in the market place forced the Company to seek other technologies, specifically homeland security applications. The Company is currently developing innovative security technologies and solutions for explosives detectioning. The Company’s systems are designed to improve the screening and detection of explosives, narcotics, biological contaminants and other hazardous materials.

b.	On February 2, 2006, the Board of Directors of the Company approved a change in the Company’s fiscal year to December 31 from March 31.

c.
On June 20, 2006, the Company announced that it has entered into a non-binding letter of intent to acquire Laser Detect Systems Ltd., a developer of long distance, remote sensing, laser based trace detection solutions, from ITL Optronics. The consummation of the acquisition is conditional upon the performance of a due diligence review to the satisfactory of the parties, and will be subject to the negotiation of a definitive agreement. On February 8, 2007, the Company received a termination letter from ITL Optronics., terminating the aforementioned letter of intent.

d.
In June, 2006 the Company entered into an agreement relating to a 12-month joint development program with Rapiscan Systems ("Rapiscan"), a subsidiary of OSI Systems in order to develop TraceScan (using TraceGuard's Carry Safe product), an advanced combined bulk/trace detection system for interdiction of explosive devices and weapons Upon development, TraceScan will be marketed exclusively by Rapiscan primarily to the U.S. Government and also through its global direct sales and distributor network. CarrySafe is designed for carry-on luggage and is currently at an advanced stage of development. The commencement of the development program is subject to prior funding by U.S government which has not yet occurred. In addition, The TraceScan product has not yet been developed and there can be no assurance that the development will be successfully completed, in which event the Company’s venture with Rapiscan will not be successful. In addition, the product to be developed has not yet been sold to the intended government and other users and no assurance can be given that the product will find a successful market.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICES:

The significant accounting policies applied on a consistent basis, are as follows:

a.	Basis of presentation:

The consolidated financial statements are prepared according to accounting principles, generally accepted in the United States of America ("U.S. GAAP"). The consolidated financial statements include the accounts of TraceGuard Technologies Inc. and its wholly owned subsidiary. Intercompany transactions and balances have been eliminated upon consolidation.

TRACEGUARD TECHNOLOGIES INC.
(FORMERLY IBHAS TECHNOLOGIES INC.)
(A Development Stage Company)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICES (Continued)

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

c.	Share-based payment:

Effective January 1, 2006, the company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-based Payment” (“FAS 123(R)”). FAS 123(R) supersedes APB 25 and related interpretations and amends Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows" (“FAS 95”). FAS 123(R) requires awards classified as equity awards be accounted for using the grant-date fair value method. The fair value of share-based payment transactions is recognized as expense over the requisite service period, net of estimated forfeitures. The company estimated forfeitures based on anticipated future conditions.

In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”). SAB 107 provides supplemental implementation guidance on FAS 123(R), including guidance on valuation methods, inventory capitalization of share-based compensation cost, income statement effects, disclosures and other issues. SAB 107 requires share-based payment to be classified in the same expense line items as cash compensation. The company has applied the provisions of SAB 107 in its adoption of FAS 123(R). The company elected to recognize compensation cost for an award with only service conditions that has a graded vesting schedule using the straight-line method over the requisite service period for the entire award.

The company accounts for equity instruments issued to third party service providers (non-employees) in accordance with the fair value based on an option-pricing model, pursuant to the guidance in EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services”. The fair value of the options granted is revalued over the related service periods and recognized over the vesting period.

d.	Functional currency:

The currency of the primary economic environment in which the operations of the Company are conducted is the United States (“US”) dollar ("$" or "dollar"). Most of the Company's expenses are incurred in dollars. A significant part of the Company's capital expenditures and most of its external financing is in dollars. The Company holds most of its cash, cash equivalents and bank deposits in dollars. Thus, the functional currency of the Company is the dollar.

TRACEGUARD TECHNOLOGIES INC.
(FORMERLY IBHAS TECHNOLOGIES INC.)
(A Development Stage Company)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICES (Continued)

Since the dollar is the primary currency in the economic environment in which the Company operates, monetary accounts maintained in currencies other than the dollar (principally “cash and cash equivalents” and “accounts payable and accrued expenses”) are remeasured using the representative foreign exchange rate at the balance sheet date. Operational accounts and nonmonetary balance sheet accounts are measured and recorded at the rate in effect at the date of the transaction. The effects of foreign currency remeasurement are reported in current operations (as “financial and other income - net”) and have not been material to date.

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
.
f.	Property and equipment:

Property and equipment are stated at cost less accumulated depreciation using the straight-line method over the estimated useful lives of the assets, three to fourteen years, or in the case of leasehold improvements, the shorter of the expected lease term or the estimated useful life of the asset.

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

Paragraph 9(f) of SFAS No. 109, “Accounting for Income Taxes,” (“SFAS 109”) prohibits the recognition of deferred tax liabilities or assets that arise from differences between the financial reporting and tax basis of assets and liabilities that are measured from the local currency into dollars using historical exchange rates, and that result from changes in exchange rates or indexing for tax purposes. Consequently, the above mentioned differences were not reflected in the computation of deferred tax assets and liabilities.

h.	Research and development:

Research and development expenses are charged to income as incurred.

TRACEGUARD TECHNOLOGIES INC.
(FORMERLY IBHAS TECHNOLOGIES INC.)
(A Development Stage Company)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICES (Continued)

i.	Impairment of long lived assets:

The Company reviews its long lived assets for impairment under SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) , whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Under SFAS 144, if the sum of the expected future cash flows (undiscounted and without interest charges) of the long-lived assets is less than the carrying amount of such assets, an impairment loss would be recognized, and the assets written down to their estimated fair values.

j.	Concentration of credit risk:

Financial instruments that subject the Company to credit risks consist primarily of cash and cash equivalents, which are deposited in major financial institutions in the U.S., Luxemburg and Israel. The Company mitigates its risk by maintaining the majority of its cash and equivalents with high-quality financial institutions.

k.	Fair value of financial instruments:

The financial instruments of the Company consist mainly of non-derivative current assets and current liabilities. In view of their nature, the fair value of financial instruments included in working capital of the Company is usually identical or close to their carrying value.

l.	Loss per share “EPS”:

Basic EPS is computed by dividing net loss by the weighted average number of shares outstanding during the reported periods. Diluted EPS reflects the increase in the weighted average number of shares outstanding that would result from the assumed exercise of warrants and options, calculated using the treasury-stock-method (in 2006 and 2005, such effect was not included since it would have been anti-dilutive). Number of warrants, options and restricted stock units (RSU) excluded from the computation of diluted loss per share, as they had an antidilutive effect amounted to 11,222,066, detailed as follows:

Outstanding December 31, 2006:
Warrants	6,999,907
Options	1,377,973
Performance Options	2,340,822
RSU	503,364
Total	11,222,066

m.	Comprehensive income (loss):

The Company has no comprehensive income (loss) components other than net loss for the reported periods.

TRACEGUARD TECHNOLOGIES INC.
(FORMERLY IBHAS TECHNOLOGIES INC.)
(A Development Stage Company)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICES (Continued)

n.	Newly adopted and recently issued accounting pronouncements

FASB Interpretation No. 48 - Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109

In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for recognizing, measuring and presenting in the financial statements tax positions taken or expected to be taken on a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties and disclosure requirements for uncertain tax positions. FIN 48 is effective for fiscal years beginning on or after December 15, 2006 (January 1, 2007, for the Company). The provisions of FIN 48 shall be applied to all tax positions upon initial adoption of this Interpretation. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of this Interpretation. The cumulative effects, if any, of applying this Interpretation will be recorded as an adjustment to Retained earnings, Goodwill, or Accumulated Gains and (Losses) not Affecting Retained Earnings, as appropriate, as of the beginning of the period of adoption. The adoption of this interpretation is not expected to have a material effect on the company’s financial statement.

SFAS No. 157 - Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements; however, it does not require any new fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007 (January 1, 2008, for the Company). Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The Company is currently evaluating the impact of the provisions of FAS 157 on its financial position and results of operations.

Staff Accounting Bulletin No. 108 - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for fiscal years ending after November 15, 2006. The company adopted SAB 108 in these financial statements and accordingly, follows SAB 108 requirements when quantifying financial statement misstatements. The adoption of SAB No.108 did not result in corrections of the company’s financial statements.

TRACEGUARD TECHNOLOGIES INC.
(FORMERLY IBHAS TECHNOLOGIES INC.)
(A Development Stage Company)

NOTE 3 - PROPERTY AND EQUIPMENT, NET

	December 31, 2006	December 31, 2005
Cost:
Computers and peripheral equipment	$97,341	$10,994
Office furniture	70,057	9,275
Development Equipment	232,853	-
Leasehold improvement	167,788	41,434
Other	24,270	-
	592,309	61,703

Less - Accumulated depreciation	57,732	442

Depreciated cost	534,577	61,261

NOTE 4 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	December 31, 2006	December 31, 2005
Accrued Expenses	361,555	-
Employees	39,101	17,577
Employees Social Benefits	66,119	2,150
IRS and Social Security	34,373	12,427
Total	501,148	32,154

NOTE 5 - COMMITMENTS AND CONTINGENT LIABILITIES

a.	Lease:

1)
The Subsidiary leases office space in Israel and New York under an operating lease at a monthly rent of $6,350 which expire in November 2007. In connection with this lease agreements two bank guarantees for $15,355 and $ 4,037, respectively, issued to the premises landlord. The Subsidiary secured such guarantee by 2 restricted deposits in the same amount.

2)	The Company paid office space rent in the amount of $ 91,370 for the year ended December 31, 2006 and $14,500 for the nine month ended December 31, 2005.

3)	Future minimum lease commitments under non-cancelable operating lease as of December 31, 2006, were as $67,100.

b.
In consideration for the license granted to the Company (see note 6) Tracetrack will receive royalty payments of 3% of net sales until the earlier of: five years from the first commercial sale of a product, or at the time of the aggregate total royalty payment equal $2,500,000.

c.
The Company entered into several agreements with consultants and brokers outside the U.S. in the form of a “Finder Fee Agreement”. The Company is committed to certain cash and shares payment of the Company, proportional to the amount raised by the consultant or broker, in accordance with the terms of the Finder Fee Agreements.

TRACEGUARD TECHNOLOGIES INC.
(FORMERLY IBHAS TECHNOLOGIES INC.)
(A Development Stage Company)

NOTE 5 - COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

d.
In 2006 the Company entered into agreement with a certain placement agent in the U.S. The Company is committed to a cash payment of 7% of the amount raised by this placement agent, and issuance of warrants to purchase 7% of the amount of shares issued..

NOTE 6 - INCOME TAXES

As of December 31, 2006 the company had approximately $1,325,000 of net operating losses that may be used to offset future taxable income but are subject to various limitations imposed by rules and regulation of the Internal Revenue Service of the United States of America. The Subsidiary has approximately $1,773,000 of net operating losses that may be used to offset future taxable income but are subject to various limitations imposed by rules and regulation of the Income tax authorities in Israel. Valuation allowances equal to the full amount of the deferred tax assets were established due to the uncertainty of the utilization of the operating loss in the future.

a. Composition of loss from continuing operations before income taxes is as follows:

	Year Ended December 31, 2006	Nine Months Ended December 31, 2005
Domestic	$1,811,188	$194,444
Foreign	$4,156,061	$163,516
	$5,967,249	$357,960

b. Deferred income tax

	Year Ended December 31, 2006	Nine Months Ended December 31, 2005
Deferred income tax assets:
Net operating loss carry forward	$963,625	$122,513
Employees benefits	$11,951	$667
Gross deferred tax assets	$975,576	$123,179
Less valuation allowance	$(975,576)	$(123,179)
Net deferred tax assets	$—	$—

c. Tax Reform in the United States:

On October 22, 2004, The American Jobs Creation Act (the “Act”) was signed into law. The Act includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the Act. Due to Israeli tax and company law constraints, the Company does not expect any foreign earnings to be repatriated to the Company in the near future.

d. Tax Reform in Israel

In July 2004 and August 2005, amendments to the Income Tax Ordinance were enacted. One of the provisions of there amendment is that the corporate tax rate is to be gradually reduced from 36% to 25%. As a result of the aforementioned amendments, the corporate tax rates for 2006 and thereafter are as follows 2006 - 31%, 2007 - 29%, 2008 - 27%, 2009 - 26% and for 2010 and thereafter - 25%.

TRACEGUARD TECHNOLOGIES INC.
(FORMERLY IBHAS TECHNOLOGIES INC.)
(A Development Stage Company)

NOTE 7 - LICENSE RIGHTS

a.
On February 15, 2006, the Company's fully owned Subsidiary, TraceGuard Technologies Ltd (the "Subsidiary") entered into a License Agreement (the “Agreement”) with TraceTrack Technology Ltd ("TraceTrack"), an Israeli based company, wholly owned by Dr Fredy Ornath, who also owns, as of December 31, 2006, approximately 35% percent of the of the Company's common stock. Pursuant to the Agreement, the Subsidiary, under certain terms and conditions as set forth within the Agreement, acquired an exclusive, worldwide, perpetual license to the patents and related know-how owned by TraceTrack, which involves technology being developed to be used for the collection of explosive traces. In consideration for the license granted to the Subsidiary, TraceTrack will receive royalty payments of 3% of net sales until the earlier of: five years from the first commercial sale of a product, or at the time that the aggregate total royalty payment equal $2,500,000. This is in addition to a previous payment of $100,000 made as a down payment for the license and is as license rights. As a result of the agreement, the Company is considered the successor entity of TraceTrack.

b.
On December 11, 2006, the Company entered into an amendment of the aforementioned Agreement. The amendment eliminated the right of TraceTrack to terminate the license if certain development milestones were not achieved by the Company. Pursuant to the aforementioned amendment the value of the License Agreement was re-evaluated by the management of the Company, with assistance of independent consultant, as $455,000. The increase in value in the amount of $355,000 was accounted for as Shareholders contribution.

NOTE 8 - TRANSACTIONS AND BALANCES WITH RELATED PARTIES

a.	Dr. Fredy Ornath is the holder of 10,629,990 shares of common stock of the Company and the holder of 99.8% shares of common stock M.S. Materials Ltd. (“M.S.”)., which owns Tracetrack.

b.
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

TRACEGUARD TECHNOLOGIES INC.
(FORMERLY IBHAS TECHNOLOGIES INC.)
(A Development Stage Company)

NOTE 8 - TRANSACTIONS AND BALANCES WITH RELATED PARTIES (Continued)

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

During the year ended December 31, 2006, the Company recorded stock-based compensation in the amount of $290,081 related to options granted in (1) above. Total unrecognized compensation cost related to unvested options in (1) above, as of December 31, 2006, not yet recorded is $ 165,330, to be recognized over 2.1 years.

Total compensation cost related to (2) (3) and (4) above, as of December 31, 2006, was calculated as $219,243. However, as the milestones in (2) (3) and (4) above were not estimated as probable, and as such, the Company did not record any compensation charge in the year ended December 31, 2006, related to these grants.

NOTE 9 - MATERIAL AGREEMENTS

On May 7, 2006, the Subsidiary entered into an agreement with Dr. Ehud Ganani pursuant to which Dr. Ganani will serve as Chief Executive Officer of TraceGuard Technologies Ltd., effective February 1, 2006. The Subsidiary has amended this agreement on July 6, 2006. In consideration of his services Dr. Ganani receives a monthly salary of $15,000 and an annual bonus of up to $60,000 upon achieving certain objectives. Dr Ganani was granted 550,000 RSU in accordance with the 2006 Global Stock Incentive Compensation Plan adopted by the Company's Board of Directors. In addition Dr. Ganani was granted stock options to purchase up to 1,300,000 shares of the Company's common stock. Options will vest following achievement of certain milestones, detailed as follows:

a.
Upon the receipt of the written approval of a Security Organization for the fulfillment of the Security Demands by the CarrySafe and for the operational use of the CarrySafe (as defined within the agreement) - Company will grant Dr. Ganani options to purchase 200,000 shares of the Company's Common Stock, par valued $0.001 each.

b.
Upon the execution, delivery and performance of Strategic Transaction (as defined within the agreement) by Company - Company will grant Dr. Ganani options to purchase 200,000 shares of the Company's Common Stock, par valued $0.001 each.

c.	Upon a Qualified Transaction (as defined within the agreement):

1)	Dr. Ganani will be granted options to purchase up to 500,000 Shares of the Company's Common Stock, par valued $0.001 each.

2)
If in the framework of a Qualified Transaction the Company shall grant to the merged entity or its shareholders options to purchase shares of the Company's Common Stock, Company will also grant to Dr. Ganani with an option to purchase such number of shares of the Company's common stock, par valued $0.001 each, equal to 4% of the shares exercisable upon such Qualified Transaction grant.

The total number of shares exercisable upon a Qualified transaction shall not exceed, nine hundred thousand (900,000).

TRACEGUARD TECHNOLOGIES INC.
(FORMERLY IBHAS TECHNOLOGIES INC.)
(A Development Stage Company)

NOTE 9 - MATERIAL AGREEMENTS (Continued)

All options are exercisable at an exercise price of $0.70 per share. Total fair value related to these options, as of December 31, 2006 was calculated as $267,071. However, none of these milestones is estimated as probable, and as such, the Company did not record any compensation charge in the year ended December 31, 2006, related to these grants.

NOTE 10 - SHAREHOLDERS’ EQUITY

a. Ordinary shares

Ordinary shares confer upon their holders the right to receive notice to participate and vote in general meetings of the Company, and the right to receive dividends if declared. As of December 31, 2006 no such dividend was declared.

b. Issuance of shares

1)
On January 19, 2006, the Company completed a private placement of 1,607,836 units, each "unit" comprising one share of our common stock, one warrant to purchase one share of common stock with an exercise price of $1.50 per share and an exercise period of one year and one warrant to purchase one share of common stock with an exercise price of $2.50 and an exercise period of three years. Units were issued for an aggregate purchase price of $1,125,487. Warrants were valued according to Black-Scholes valuation model at $407,189 using a risk free interest rate of 4.3%, their contractual life, an annual volatility of 100% and no expected dividend. A total of 1,607,836 shares of common stock, par value $0.001 each, were issued On June 29, 2006, in connection with the above private placement.

2)
On May 7, 2006, the Company completed a private placement of 2,108,662 units, each "unit" comprising one share of our common stock, one warrants to purchase one share of common stock with an exercise price of $1.50 and an exercise period of one year and one warrant to purchase one share of common stock with an exercise price of $2.50 and an exercise period of three years. Units were issued for an aggregate purchase price of $1,476,064. Warrants were valued according to Black-Scholes valuation model at $534,025 using a risk free interest rate of 4.25%, their contractual life, an annual volatility of 100% and no expected dividend. A total of 2,108,662 shares of common stock, par value $0.001 each, were issued On November 6, 2006, in connection with the above private placement.

3)
On August 31, 2006 the Company completed a private placement of 1,993,278 units, each "unit" comprising one share of our common stock, one warrants to purchase one share of common stock with an exercise price of $1.5 and an exercise period of one year and one warrant to purchase one share of common stock with an exercise price of $2.5 and an exercise period of three years. Units were issued for an aggregate purchase price of $1,395,295. Warrants were valued according to Black-Scholes valuation model at $504,805 using a risk free interest rate of 4.35%, their contractual life, an annual volatility of 100% and no expected dividend. A total of 1,849,278 shares of common stock, par value $0.001 each, were issued on November 6, 2006, in connection with the above private placement.

TRACEGUARD TECHNOLOGIES INC.
(FORMERLY IBHAS TECHNOLOGIES INC.)
(A Development Stage Company)

NOTE 10 - SHAREHOLDERS’ EQUITY (Continued)

4)
On December 11, 2006, the Company completed a private placement of 1,428,571 units for a total purchase price of $1,000,000 or $.70 per unit. Each unit consists of (i) one share of the Company's common stock, (ii) a warrant to purchase one share of the Company's common stock at an exercise price of $1.50 per share, exercisable for a period of 12 months, and (iii) a warrant to purchase one share of the Company's common stock at an exercise price of $2.50 per share, exercisable for a period of 36 months. The Company provided the investor certain anti-dilution protection for a three month period. The aforementioned warrants and rights were subject to a limitation that the investor would not have or acquire as a result of exercising such rights "beneficial ownership" (as such term is used in Section 13(d) of the Securities Exchange Act of 1934) of 5% or more of the outstanding common stock of the Company. If the investor cannot exercise such warrants or rights due to the restriction on beneficial ownership, the exercisability of such warrants or rights would be deferred until the investor was able to exercise such warrants or rights without acquiring beneficial ownership of 5% or more of the outstanding common stock. Warrants were valued according to Black-Scholes valuation model at $ 363,003 using an average risk free interest rate of 4.75%, their contractual life, an annual volatility of 100% and no expected dividend. A total of 1,428,571 shares of common stock, par value $0.001 each, were issued On December 11, 2006, in connection with the above private placement.

NOTE 11 - STOCK BASED COMPENSATION

a.	Employees' Restricted Stock Unit Plan

1)
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

2)	The following table summarizes the grant of RSU to employees in 2006:

	RSU	Weighted- Average Of RSU Value (U.S. Dollars)
Outstanding at January 1, 2006	-	$-
Granted	1,235,000	$1.26
Forfeited	12,000	$0.85

Outstanding at December 31, 2006	1,223,00	$1.26
Vested as of December 31, 2006	372,500	$1.37

TRACEGUARD TECHNOLOGIES INC.
(FORMERLY IBHAS TECHNOLOGIES INC.)
(A Development Stage Company)

NOTE 11 - STOCK BASED COMPENSATION (Continued)

3)
Each unit's value was determined based on the closing price for the company's share on grant date. As of December 31, 2006 the Company recognized share based compensation expenses under the straight-line method over the requisite service period, which is two years. During the year ended December 31, 2006, the Company recorded stock-based compensation of $528,753 related to the RSU granted.

4)	As of December 31, 2006 the total unrecognized compensation cost related to unvested RSU not yet recognized is $830,614 and is expected to be recognized over the weighted average period of 1.9 years.

b.	Stock Option Plans for Service Providers

1)
In 2006 the Board of Directors approved the grant of options for the purchase of up to 6,640,000 shares of common stock of the Company, par value $0.001 each to the Company's CEO and several service providers, including a related party (see note 7b).

a.	Options to purchase 1,440,000, vest over a two to three year period, are exercisable at $0.70 each, with an exercise period of 5 years.

b.	Options to purchase up to 5,200,000 shares vest upon the achievement of certain milestones.

2)
On August 8, 2006 the Board of Directors approved the grant of an option for the purchase of 359,000 shares of common stock of the Company, par value $0.001 each, to M.S. Savyonim Ltd. ("Savyonim"), an Israeli corporation that rendered to the Corporation management services through Mr. Meir Zucker who served as the President and Chief Executive Officer of the Corporation. Such options were granted to Savyonim following the termination of the engagement of Savyonim in February 2006 in connection with the services rendered by it to the Corporation. The options have no vesting period, are exercisable at $0.70 each, with an exercise period of 5 years. In addition the Company paid to Savyonim an amount equal to approximately US$ 27,000 in connection with the termination of Savyonim's engagement.

3)
The fair value of each of the aforementioned stock option is estimated on the date of balance using the Black-Scholes option pricing model that uses the following assumptions: Expected term is based on the Company’s management estimate for future behavior; Expected volatility is based on the historical volatility of the share price for similar companies over a period equal to, or greater than, the expected term; The risk free rate is based on the U.S. Treasury constant maturity for a term consistent with the expected term of the award (or weighed average of the two closest available bonds), as in effect at the date of grant.

4)
The fair value of options granted during the year ended December 31, 2006 was estimated using the following assumptions: (a) average expected term of the option of 3.55 years (b) average risk free interest rate of 4.86% (c) dividend yield of 0% and (d) volatility of 100%.

TRACEGUARD TECHNOLOGIES INC.
(FORMERLY IBHAS TECHNOLOGIES INC.)
(A Development Stage Company)

NOTE 11 - STOCK BASED COMPENSATION (Continued)

5)	The following table summarizes the activity of all of the above stock options for the year ended December 31, 2006:

	Options	Weighted- Average Exercise Price (U.S. Dollars)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (U.S. Dollars)
Outstanding at January 1, 2006	-	$-	-	-

Granted - below market price	6,999,000	$1.11	5.78	6,967,716

Outstanding at December 31, 2006	6,999,000	$1.11	5.78	6,967,716

Exercisable at December 31, 2006	741,500	$0.7	4.61	519,050

6)
As Of December 31, 2006 the total unrecognized compensation cost related to unvested options was $ 2,156,608 out of which $ 209,158 will be recognized over an average 1.9 years period, and the remaining $ 1,947,450 in accordance with achievement of certain milestones.

c.	Shares Granted to Service Providers

1)
During the year ended December 31, 2006, the Company has entered into service agreements with several service providers. In consideration for service provided, the Board of Directors of the Company has approved the issuance a total of 672,613 shares of its common stock, par value $0.001 each, out of which 132,613 shares were issued in 2006, and 540,000 were issued in 2007.

2)
Total stock based compensation to service providers recognized during the year ended December 31, 2006 was $563,716. This value based upon the closing price for the Company's share on the award's grant date.

NOTE 12 - SUBSEQUENT EVENTS

a.
On March 26, 2007 the Company completed a private placement of 5,257,400 units, each "unit" comprising one share of our common stock, one warrant to purchase one share of common stock with an exercise price of $1.50 and an exercise period of one year and one warrant to purchase one share of common stock with an exercise price of $2.50 and an exercise period of three years. Units were issued for an aggregate purchase price of $3,680,180. The aforementioned securities were issued in reliance upon the exemption afforded by the provisions of Regulation S, as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended, based on the fact that at the time of the offer and sale of such securities to such purchasers, the purchasers were not inside the U.S., and in reliance on each of the purchaser's representation that such person was not a "U.S. person" (as defined in Regulation S) and is not acquiring the securities for the account or benefit of any U.S. person. In addition, the securities bear a Regulation S restrictive legend.

TRACEGUARD TECHNOLOGIES INC.
(FORMERLY IBHAS TECHNOLOGIES INC.)
(A Development Stage Company)

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being December 31, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive and principal financial officer. Based upon that evaluation, our principal executive and principal financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

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

There have been no significant changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

TRACEGUARD TECHNOLOGIES INC.
(FORMERLY IBHAS TECHNOLOGIES INC.)
(A Development Stage Company)

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Below are the names and certain information regarding the Company’s executive officers and directors.

Name	Age	Position
Dr. Ehud Ganani	55	Chairman of the Board of Directors, President & Chief Executive Officer
Dr. Fredy Ornath	58	Chief Scientist of the Subsidiary
David Ben-Yair	36	Chief Financial Officer
Gil Perlberg	47	Vice President Product Management & Engineering of the Subsidiary
Jacob Eluz	50	Director Until February 16, 2006
Jack Hornstein	60	Director
David Cohen	46	Director as of February 16, 2006

Officers are elected annually by the Board of Directors (subject to the terms of any employment agreement), at our annual meeting, to hold such office until an officer’s successor has been duly appointed and qualified, unless an officer sooner dies, resigns or is removed by the Board. Jack Hornstein is the brother of Dr. Fredy Ornath, the Subsidiary's Chief Scientist, and the owner of 32% of the Company's common stock as of December 31, 2006.

Background of Executive Officers and Directors

Dr. Ehud Ganani, 55, Chairman, President & Chief Executive Officer. Dr. Ganani has been a director and the Chairman of the Board since August, 2005 and has been the Company's President and Chief Executive Officer since February, 2006. Prior to that, Dr. Ganani was the Chief Executive Officer of IMI (Israeli Military Industries), from 2002 to 2005. IMI is an Israeli government owned company, employing over 3,000 people. During these 3 years, he managed a turnaround of the company, increasing sales by 30% to $450 million, doubled sales backlog and improved the company's profitability. Prior to that, Dr. Ganani worked for 28 years with RAFAEL, an Israeli military technology company. During his tenure with RAFAEL, Dr. Ganani assumed positions as Vice President of Marketing & Business Development and as the representative of RAFAEL in Washington, D.C. for 5 years. During his term in Washington, Dr. Ganani oversaw contracts with U.S. Defense contractors and various government agencies. Dr. Ganani completed his MSc and DSc in Chemical Engineering at Washington University in St. Louis, Missouri. Prior to that, Dr. Ganani completed his BSc degree (with honors) in Chemical Engineering at the Technion, a technical university in Israel. Dr. Ganani was also a visiting professor and a research fellow at the University of California at Davis.

Dr. Fredy Ornath, 58, Chief Scientist. Dr Ornath has been the Chief Scientist of the Company's Subsidiary since February 2006. Dr. Ornath has made a name for himself in the fields of welding and materials engineering, failure analysis and inspection. From 1986 until recently, Dr. Ornath has headed Material Systems Limited, a consulting firm whose clients including many of the largest metalworking and construction companies in Israel. During that time he has served on several industry bodies and headed development projects. Between 1981 and 1986 he was with Urdan Industries as Chief Metallurgist and Deputy Director of R&D, specializing in ballistics. Between 1974 and 1981 he served in the Israel Defense Force, becoming Chief Welding Engineer at a military plant responsible for production of the Merkavah Battle Tank. Dr. Ornath obtained his Engineering degree at the Technion Institute of Technology in Israel. He later received, from the same institute his MSc. Degree and PhD in Material Sciences. He as also served as a faculty member.

David Ben-Yair, 36, Chief Financial Officer. Mr. Ben-Yair has been Chief Financial Officer of the Company since November 2005. Prior to that, Mr. Ben-Yair was a controller for Talia, a medical devices development & production company located in Lod, Israel from October 2004 to November 2005. Between Jan 2004 and September 2004, Mr. Ben-Yair was an entrepreneur, developing an exclusive wine trading business. Between February 2002 and December 2003 Mr. Ben-Yair was a Group Controller at Robo Group, an international company traded both at the TASE (Tel-Aviv Stock Exchange) and at NASDAQ (under the symbol ROBO). Prior to that, between November 2000 and February 2002, he served as the CFO at MADACOM, a telecommunication company. Mr. Ben Yair is a Certified Public Accountant (Israel), member of the Israeli Institute of Certified Public Accountants since 2000. He completed his Bachelor degree in Economy & Accounting at Ben-Gurion University in Be'er-Sheba, Israel at 1998. He joined the office of Briteman-Almagor, the Israeli branch of Deloitte & Touche as an interim for two years and served as a senior accountant during the third year. In 2002 he completed his Master degree in Law (L.L.M.) at Bar-Ilan University in Israel. Mr. Ben-Yair served for 3 years in the Israeli Navy on board of a missile craft.

TRACEGUARD TECHNOLOGIES INC.
(FORMERLY IBHAS TECHNOLOGIES INC.)
(A Development Stage Company)

Gil Perlberg, 47, Vice President of Product Management and Engineering. Mr. Perlberg has been Vice President of Product Management and Engineering For the Company's Subsidiary since December 2005. Mr. Perlberg has over 18 years of experience in high tech equipment and process development and marketing. Prior to joining TraceGuard, from2004 to2005 Mr. Perlberg worked for Shellcase Ltd., as Vice President of Engineering and R&D and later on as Vice President of IP. Prior to that, from 1990 to 2003 Mr. Perlberg worked at Kulicke and Soffa (NASDAQ: KLIC) for over 12 years in various engineering, R&D and marketing management positions. His last position at Kulicke and Soffa was Director of Product Development and R&D at Micro-Swiss, Israel. In 1999 to 2000, he worked at ASC-Tech80 (NASDAQ: ACSEF) as Vice President of Sales and Marketing. Mr. Perlberg holds a MBA from New York University, MSc. degrees in Electrical and Mechanical Engineering from Drexel University in Philadelphia, PA. and a B.Sc. in Mechanical Engineering from the Israel Institute of Technology in Haifa. During his military service, he reached the rank of major, in the IDF armored corps.

Jack Hornstein, 60, Director. Mr. Hornstein has been a director of the Company since July 2005. From 1997 until 2004 Mr. Hornstein worked for Bombardier Aerospace Inc., as a Stress Section Chief, supervising a group of stress engineers responsible for all aspects of the structural strength of the Dash 8 aircraft and the preparation of strength certification reports for the Bombardier RJ900 fuselage. Since 2004 Mr. Hornstein's title has been Senior Engineering Specialist mainly providing consulting in aircraft structure stress and design. Mr. Hornstein received a Bachelor of Science in aeronautical sciences from the Engineering Institute Technion, Haifa, Israel, in 1972.

David Cohen, 46, Director. Mr. Cohen has been a director of the Company since February 2007.Prior to that Mr. Cohen, since2005, is the owner of Global Insight Ltd, an Israeli company focused on business solutions, mainly for companies that would like to expand to international activities. Between 2000 and 2004 Mr. Cohen Worked for Elite International B.V. as an AFH director. Between 1997 and 2000 Mr. Cohen worked for Elite Industries, Israel has Human Resource Director. Between 1994 and 1996 Mr. Cohen worked as a senior consultant to the Israeli Ministry of Internal security. Between 1991 and 1994 Mr. Cohen worked as VP for Business Development in Klein Chemicals and Trade. Between 1983 and 1991 Mr. Cohen served worked for the Israeli Security Agency. Mr. Cohen received his MBA in Business administration from Bar Ilan University in 1994 and his BSc in Life Science, from Bar Ilan University in 1991.

Family relationships

Jack Hornstein is the brother of Dr. Fredy Ornath.

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

Specific due dates for such reports have been established by the Commission and the Company is required to disclose any failure to file reports by such dates. Each of Messrs. Ganani and Ben-Yair, failed to timely file a Form 3 in 2006, which forms have since been filed. Mr. Ornath failed to timely file a Form 4 in 2006.

TRACEGUARD TECHNOLOGIES INC.
(FORMERLY IBHAS TECHNOLOGIES INC.)
(A Development Stage Company)

Code of Ethics

The Company has adopted a Code of Ethics that applies to all officers, directors and employees of the Company. The Company will provide to any person, without charge, upon written request, a copy of such Code of Ethics. Requests may be directed by mail to: TraceGuard Technologies Inc, 330 Madison Av., New York 10017, NY.

Audit Committee and Financial Expert

The Board of Directors has a separately designated audit committee, the members of which are Dr. Ehud Ganani and David Cohen. Neither of the members of the audit committee meets the definition of "financial Expert". The Company does not believe that having a financial expert, at this point, being a small start-up business with no revenues, justifies the appointment of an audit committee financial expert.

 ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth all compensation paid in respect of the Company’s Chief Executive Officer and those individuals who received compensation in excess of $100,000 per year (collectively, the "Named Executive Officers") for our the fiscal year ended 2006.

SUMMARY COMPENSATION TABLE

		Salary(1)	Bonus(1)	Stock Awards(2)	Option Awards(3)		All Other Compensations(1)		Total
Name & Principal Position	Year	($)	($)	($)	($)		($)		($)
(a)	(b)	(c)	(d)	(e)	(f)		(i)		(j)
Dr. Ehud Ganani - Chairman & CEO	2006	179,412	30,000	325,417	0		26,098	(4)	560,927
David Ben - Yair - CFO	2006	83,729	0	80,467	0		35,343	(4)	199,540
Gil Perlberg- VP Engineering (Ltd)	2006	105,488	0	80,467	0		43,269	(4)	229,224
Dr. Fredy Ornath - Chief Scientist (Ltd)	2006	172,229	0	0	290,081	(5)	0		383,825
Meir Zucker - CEO until Feb 06	2006	38,418	0	0	413,207		28,504	(6)	480,129

Footnotes to Summary Compensation Table

(1)	All cash compensation was paid in New Israeli Shekels. See note 2d of the consolidated financial statement presented above, regarding the currency translation policy.

(2)	See Note 11a of the consolidated financial Statement regarding RSU evaluation.

(3)	See Note 11b of the consolidated financial Statement regarding option evaluation. Also refer to notes 8b regarding evaluation of options for Dr Fredy Ornath.

(4)	Includes:

a.
Social Benefits paid by the Company to the employees' retirement plans, severance funds, loss of work capability insurance, and educational-fund, all as customary in Israel. In 2007 the Company paid an aggregate total of approximately $56,000 as social benefits for the named three officers.

b.
The Company leases cars for the use of its employees for business, which the employees may use for personal purposes. Cost recognized as compensation includes: lease payments, maintenance, petrol, insurance fees (if applicable) and other related expenses. In 2007 the Company paid an aggregate total of approximately $49,000 in such car related expenses of the named 3 officers.

TRACEGUARD TECHNOLOGIES INC.
(FORMERLY IBHAS TECHNOLOGIES INC.)
(A Development Stage Company)

(5)	Dr Ornaths, The Subsidiary's Chief Scientist's Options award value, was calculated in accordance with EITF 96-18, as Dr. Ornath's does not qualify for FAS 123(R)'s definition of Employee.

(6)	Represents severance payments paid to Meir Zucker upon his resignation.

Narrative Disclosure to Summary Compensation Table:

Dr. Ehud Ganani –Our wholly owned subsidiary, TraceGuard Technologies Ltd., has a two year employment agreement, which began in February 2006, with Dr. Ganani, pursuant to which he serves as our subsidiary's  Chief Executive Officer. Pursuant to his employment agreement, Dr. Ganani receives a monthly salary of $15,000 and is eligible for an annual cash bonus of up to $60,000 based on certain performance criteria, such as achievement of equity investment in the Company in an aggregate amount of no less than four million US Dollars (US$ 4,000,000) commencing as of July 1, 2005. In 2006, Dr Ganani was granted 550,000 RSU under our 2006 Global Stock Incentive Compensation Plan, which can be settled in stock only and vest as follows: 1/3 after one year as of July 1st, 2005, and the rest in equal installments on a quarterly basis. In addition pursuant to his employment agreement, Dr. Ganani may earn stock options to purchase up to 1,300,000 shares of the Company's common stock upon the achievement of certain milestones. Such options would be exercisable at an exercise price of $0.70 per share.

Dr. Fredy Ornath – Our wholly owned subsidiary is a party to a 3 year consulting agreement with M.S. Materials Ltd. (“M.S.”) which began in February 2006. Under the consulting agreement, M.S. provides the services of Dr. Ornath, who acts as the Chief Scientist of our subsidiary. Under the consulting agreement, we pay a monthly consulting fee of $12,000 to M.S. In addition, we granted M.S. options to purchase shares of common stock (par value $0.001) as follows:

1)	Options to purchase of 1,080,000 shares at an exercise price of $0.70, vesting over a three year period commencing February 15, 2006.

2)
M.S. shall receive additional options for the purchase of 1,200,000 shares of common stock at an exercise price of $1.00 upon the receipt of an approval of the Israeli Security Agency or the US Transportation Security Administration of one of our products.

3)
M.S. shall receive additional options for the purchase of 1,200,000 shares of common stock at an exercise price of $1.50 upon our receipt of a purchase order for equipment in an aggregate amount of $1,000,000 during one calendar year or entering into a strategic agreement.

4)
M.S. shall receive additional options for the purchase of 1,500,000 shares of common stock at an exercise price of $1.75 upon our achievement of gross profits of $2,000,000 according to our audited financial statements.

David Ben-Yair– Our wholly owned subsidiary has an employment agreement with Mr. Ben-Yair, which was signed in June 2006. Pursuant to this employment agreement he serves as our subsidiary's Chief Financial Officer, until the termination of the agreement, in accordance with its terms, or the death or disability of Mr. Ben Yair. Pursuant to his employment agreement, Mr. Ben Yair receives a monthly salary of 30,000NIS (approximately $7,100) and is eligible for an annual cash bonus of up to 90,000NIS (approximately $ 21,300) based on certain performance objectives. In 2006, Mr. Ben Yair was granted 170,000 restricted stock units under our 2006 Global Stock Incentive Compensation Plan, which can be settled in stock only and vest as follows: 1/3 after one year as of November 10, 2006, and the rest in equal installments on a quarterly basis.

Gil Perlberg – Our wholly owned subsidiary has an employment agreement with Gil Perlberg, which was signed in July 2006, pursuant to which he serves as our subsidiary's Vice President Product Management & Engineering, until the termination of the agreement, in accordance with its terms, or the death or disability of Mr. Perlberg. Pursuant to his employment agreement, Mr. Perlberg receives a monthly salary of 40,000NIS (approximately $9,500) and is eligible for an annual cash bonus of up to 120,000NIS (approximately $28,500) based on achieving certain performance objectives. In 2006, Mr. Perlberg Yair was granted 170,000 restricted stock units under our 2006 Global Stock Incentive Compensation Plan, which can be settled in stock only and vest as follows: 1/3 after one year as of December 1, 2006, and the rest in equal installments on a quarterly basis.

TRACEGUARD TECHNOLOGIES INC.
(FORMERLY IBHAS TECHNOLOGIES INC.)
(A Development Stage Company)

Outstanding Equity Awards as of Fiscal Year End

	Option Award					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of securities underlying Unexercised, Unearned Options	Option Exercise Price	Options Expiration Date	Number of Shares or Unit of Stock that have not Vested(6)	Market Value of Shares or Unit of Stock that have not Vested(7)
	(#)	(#)	(#)	($)		(#)	($)

Dr Ehud Ganani - Chairman & CEO(1)	-	-	200,000	0.70	-	-	-
	-	-	200,000	0.70	-	-	-
	-	-	500,000	0.70	-	-	-
	-	-	400,000	0.70	-	-	-
	-	-	-			320,833	154,000
Meir Zucker - CEO until Feb 06 (2)	359,000	-	-	0.70	08/08/06	-	-
Fredy Ornath - Chief Scientist (Ltd) (3)	90,000	-	-	0.70	05/15/11	-	-
	90,000	-	-	0.70	08/15/11	-	-
	90,000	-	-	0.70	11/15/11	-	-
	-	90,000	-	0.70	02/15/12	-	-
	-	90,000	-	0.70	05/15/12	-	-
	-	90,000	-	0.70	08/15/12	-	-
	-	90,000	-	0.70	11/15/12	-	-
	-	90,000	-	0.70	02/15/13	-	-
	-	90,000	-	0.70	05/15/13	-	-
	-	90,000	-	0.70	08/15/13	-	-
	-	90,000	-	0.70	11/15/13	-	-
	-	90,000	-	0.70	02/15/14	-	-
	-	-	1,200,000	1.00	-	-	-
	-	-	1,200,000	1.50	-	-	-
	-	-	1,500,000	1.75	-	-	-
David Ben - Yair - CFO(4)	-	-	-	0.00	-	113,333	54,400
Gil Perlberg- VP Engineering (Ltd) (5)	-	-	-	0.00	-	113,333	54,400

Footnotes to Outstanding Equity Awards

(1)	Dr Ehud Ganani -

a.
On July 6, 2006, the Company granted Dr. Ehud Ganani 550,000 restricted stock units (RSU) in accordance to the Company's 2006 Global Stock Incentive Plan. As of December 31, 2006 , a total of 229,167 RSUs have vested. The remaining RSUs will vest in equal portions on a quarterly basis, until July 1st, 2008. The next vesting of 45,833 RSUs occurred on January 1, 2007.

TRACEGUARD TECHNOLOGIES INC.
(FORMERLY IBHAS TECHNOLOGIES INC.)
(A Development Stage Company)

b.
On July 6, 2006 the Company granted Dr. Ganani the right to earn options to purchase up to 1,300,000 shares of its common stock par value $0.001. These options are earned and are fully vested upon the achievement of certain milestones, and expire 3 years after they are earned. As none of these milestones have been met, no expiration date can be determined.

c.	See also note 9 of the Consolidated Financial Statements, regarding Performance based options, and RSU granted to Dr Ganani.

(2)
On August 13, 2006 the Company granted Mr. Meir Zucker, in consideration for his services as CEO of the Company until February 2006, options to purchase 359,000 shares of its common stock par value $0.01. These options are fully vested. See also note 11b(2) of the Consolidated Financial Statements, regarding Options granted to Mr. Zucker, in consideration of services provided.

(3)	Dr Fredy Ornath:

a.
On July 6, 2006 Dr Ornath was awarded with options to purchase 1,080,000 of the Company's common stock. These options vest, in equal portions, on a quarterly basis as of February 15, 2006. As of December 31, 2006 options to purchase 270,000 shares were vested. The remaining options will continue to vest until February 15, 2009.

b.
On July 6, 2006 Dr Ornath was also awarded the right to earn options to purchase up to 3,900,000 shares of the Company's common stock, par value $0.001. These options are earned and are fully vested upon the achievement of certain milestones, and expire 3 years after they are earned. As none of these milestones have been met, no expiration date can be determined.

(4)
On July 6, 2006 the Company granted David-Ben Yair 170,000 restricted stock units (RSU) in accordance to the Company's 2006 Global Stock Incentive Plan. As of December 31, 2006, a total of 56,667 RSUs have vested. The remaining RSUs will vest in equal portions on a quarterly basis, until November 10, 2008. The next vesting of 14,167 RSUs occurred on February 10, 2007.

(5)
On July 6, 2006 the Company granted Gil Perlberg 170,000 restricted stock units (RSU) in accordance to the Company's 2006 Global Stock Incentive Plan. As of December 31, 2006, a total of 56,667 RSUs have vested. The remaining RSUs will vest in equal portions on a quarterly basis, until December 1, 2008. The next vesting of 14,167 RSUs occurred on March 1, 2007.

(6)	All awards in this column were granted pursuant to the Company's 2006 Global Stock Incentive Compensation Plan (see note 11a of the Consolidated financial statement).

(7)	Value of awards was calculated base on the closing price for the Company's share as of the final day of trading in 2006 ($0.48).

TRACEGUARD TECHNOLOGIES INC.
(FORMERLY IBHAS TECHNOLOGIES INC.)
(A Development Stage Company)

Compensation of Directors

Name	Fees Earned or Paid in Cash	Total
	($)	($)
Jacob Eluz	5000	5000
Jack Hornstein	5000	5000

We have no standard arrangements for director compensation. Our directors receive compensation for their services and reimbursement for their expenses as determined from time to time by the Board of Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of March 31, 2007 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Title Of Class	Name of Beneficial Owner (1)	Common Stock Beneficially Owned		Percentage of Common Stock (2)
Common Stock	Dr. Ehud Ganani	320,833	(3)	1.0%
Common Stock	David Ben-Yair	85,000	(3)	0.3%
Common Stock	Jacob Eluz	100,000	(4)	0.3%
Common Stock	Jack Hornstein	-0-		0.0%
Common Stock	Gil Perlberg	70,833	(3)	0.2%
Common Stock	Dr. Fredy Ornath	11,079,990	(5)	35%
Common Stock	David Cohen	72,000	(6)	0.2%
All officers and directors as a group (7 persons)		11,222,823		37%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o TraceGuard Technologies, Inc. 330 Madison Avenue, 9th Floor, New York, New York 10017.

(2)
Applicable percentage ownership is based on 30,662,011 shares of common stock outstanding as of March 31, 2007, together with securities exercisable or convertible into shares of common stock within 60 days of March 31, 2007 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of March 31, 2006 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Consists of Restricted Stock Units vested by May 31, 2007.

(4)	Consists of shares subject to currently Exercisable options.

TRACEGUARD TECHNOLOGIES INC.
(FORMERLY IBHAS TECHNOLOGIES INC.)
(A Development Stage Company)

(5)	Consists of 10,629,990 shares of common stock and 450,000 shares subject to currently exercisable options.

(6)	Consists of 36,000 shares of common stock and 36,000 shares subject to currently exercisable warrants.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance as of the fiscal year ended December 31, 2006.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)		(b)	(c)

Equity compensation plans approved by security holders	-		-	-
Equity compensation plans not	1,223,000	(1)	-	1,077,000
approved by security holders	1,799,000	(2)	$0.7	-
	5,200,000	(3)	$1.3	-
	42,937		-	(4)
Total	8,264,937		-	1,077,000

(1)	See note 11a of the Consolidated Financial Statement.

(2)	See note 11b of the Consolidated Financial Statement.

(3)	See note 11b of the Consolidated Financial Statement.

(4)
The Company entered into several agreements with consultants and finders outside the U.S.. The Company is committed to issue certain numbers of shares based on a percentage of the amounts invested as a result of introductions by such persons. Additional shares may be issued in the future in connection with additional investments made as a result of introductions by such persons.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Subsidiary has entered into a License Agreement with Tracetrack, a company in which Dr. Fredy Ornath has an ownership interest, pursuant to which the Company was granted an exclusive, perpetual, world-wide license to certain technologies in exchange for the payment of royalty fees.

TRACEGUARD TECHNOLOGIES INC.
(FORMERLY IBHAS TECHNOLOGIES INC.)
(A Development Stage Company)
TraceGuard has entered into a Consulting Agreement with M.S. Materials Ltd., a company in which Dr. Fredy Ornath has an ownership interest, pursuant to which Dr. Ornath will provide the Company with consulting services. Under the consulting agreement, the Company pays a monthly consulting fee of $12,000 to M.S. In addition, the Company granted M.S. options to purchase shares of common stock (par value $0.001) as follows:

(i)  Options to purchase of 1,080,000 shares at an exercise price of $0.70, vesting over a three year period commencing February 15, 2006.

(ii)  M.S. shall receive additional options for the purchase of 1,200,000 shares of common stock at an exercise price of $1.00 upon the receipt of an approval of the Israeli Security Agency or the US Transportation Security Administration of one of our products.

(iii) M.S. shall receive additional options for the purchase of 1,200,000 shares of common stock at an exercise price of $1.50 upon our receipt of a purchase order for equipment in an aggregate amount of $1,000,000 during one calendar year or entering into a strategic agreement.

M.S. shall receive additional options for the purchase of 1,500,000 shares of common stock at an exercise price of $1.75 upon our achievement of gross profits of $2,000,000 according to our audited financial statements.

TraceGuard believes that the terms of all of the above transactions are commercially reasonable and no less favorable to us than we could have obtained from an unaffiliated third party on an arm’s length basis. TraceGuard’s policy requires that all related parties recuse themselves from negotiating and voting on behalf of TraceGuard in connection with a related party transactions.

Independent Directors

The Company’s only independent director under the definition of NASDAQ Rule 4200(a)(15), is David Cohen. The Company has two members of its audit committee, one of which, Mr. David Cohen, meets the independence requirements of rule 10A-3(b)1 of the Exchange Act of 1934.

TRACEGUARD TECHNOLOGIES INC.
(FORMERLY IBHAS TECHNOLOGIES INC.)
(A Development Stage Company)

ITEM 13. EXHIBITS

Exhibits:

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation (incorporated by reference to the Company’s Registration Statement on Form SB-2, filed on June 18, 2002)

3.2	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to the Company’s Form 8-K, filed on September 15, 2005)

3.3	Articles of Merger changing the Registrant’s name to TraceGuard Technologies, Inc. (incorporated by reference to the Company’s Form 8-K, filed on September 15, 2005)

3.4*	Bylaws

4.1*	Form of Warrant issued in connection with March 26, 2007 Regulation S private placement

10.1	Letter of Intent between Ibhas Technologies Inc. and Tracetrack Technologies Ltd, dated August 15, 2005 (incorporated by reference to the Company's Form 8-K, filed on August 22, 2005)

10.2
License Agreement, dated as of February 15, 2006, by and between TraceGuard Technologies Ltd. and Tracetrack Technology Ltd. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 16, 2006)

10.3+
Consulting Agreement, dated as of February 15, 2006, by and between TraceGuard Technologies Ltd. and M.S. Materials Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K filed on February 16, 2006)

10.4+	Consulting Agreement, dated May 7, 2006, by and between Traceguard Technologies Ltd. and Ehud Ganani (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 7, 2006)

10.5+	Employment Agreement, dated July 6, 2006, by and between TraceGuard Technologies Ltd. and David Ben Yair. (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 6, 2006)

10.6+	Employment Agreement, dated July 6, 2006, by and between TraceGuard Technologies Ltd. and Gil Perlberg. (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 6, 2006)

10.7+
First Amendment to Agreement, dated July 6, 2006, by and between TraceGuard Technologies Ltd. and Dr. Ehud (Udi) Ganani (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 6, 2006)

10.8+
First Amendment, dated July 6, 2006 to Consulting Agreement dated as of February 15, 2006 by and between Traceguard Technologies Ltd. and M.S. Materials Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 6, 2006)

10.9+	2006 Global Stock Incentive Compensation Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 6, 2006)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

+ Management contract or compensatory plan or arrangement.

* Filed herewith.

TRACEGUARD TECHNOLOGIES INC.
(FORMERLY IBHAS TECHNOLOGIES INC.)
(A Development Stage Company)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by our principal accountant, for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2006 and 2005, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during that fiscal year were approximately $47,200 and $20,300, respectively.

Audit Related Fees. We incurred fees to our principal accountant of approximately $51,700 and $0 for audit related fees during the fiscal years ended December 31, 2006 and 2005.

Tax Fees. We incurred fees to our principal accountant of approximately $15,300 and $0, for tax compliance, tax advice and tax compliance services during the fiscal years ended December 31, 2006 and 2005.

All Other Fees. We did not incur any other fees during the fiscal years ended December 31, 2006 and 2005.

The Board of Directors only recently established a separately designated Audit Committee. The Board of Directors had no pre-approval policy or procedures in place. None of the fees listed under the caption "Audit Related" fees were approved by the Board of Directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRACEGUARD TECHNOLOGIES, INC.

By:	/s/ Ehud Ganani
Dr. Ehud Ganani
President, Chief Executive Officer and Chairman (Principal Executive Officer)

By:	/s/ David Ben-Yair
David Ben-Yair
Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Ehud Ganani Dr. Ehud Ganani	President, Chief Executive Officer and Chairman of the Board	March 29, 2007

/s/ David Ben-Yair David Ben-Yair	Chief Financial Officer	March 29, 2007

/s/ David Cohen David Cohen	Director	March 29, 2007

/s/ Jack Hornstein Jack Hornstein	Director	March 29, 2007