Form 10QSB
period 2007-03-31
TRACEGUARD TECHNOLOGIES, INC.
filed 2007-05-14
CIK 1174890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date:  As of May 14, 2007 there were 36,179,410 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):      Yes ☐   No ☒

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Page

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS:

Balance Sheet	3

Statements of Operations	4

Statements of Cash Flows	5

Statements of Changes in shareholders' equity	6

Notes to Financial Statements	7-10

TRACEGUARD TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
(UNAUDITED)

CONDENSED INTERIM CONSOLIDATED BALANCE SHEET
IN US DOLLARS

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)

Assets

Current Assets
Cash and cash equivalents	3,285,624	1,056,939
Restricted deposits	41,614	21,264
Other receivables	124,986	72,111

Total current assets	3,452,224	1,150,314

Long Term Prepaid Expenses	22,526	22,153

Property and equipment, net	516,008	534,577

License rights	455,000	455,000

Total Assets	4,445,758	2,162,044

Liabilities and Shareholders’ Equity

Current Liabilities

Accounts payable- trade and other	380,924	180,542
Accrued Expenses and other current liabilities	331,963	501,148
Total current liabilities	712,887	681,690

Commitments and contingencies

Total liabilities	712,887	681,690

Shareholders’ Equity
Share capital - common shares par value $0.001; Authorized - March 31, 2007 and December 31, 2006 - 150,000,000 Issued and outstanding - March 31, 2007 and December 31, 2006 - 30,662,010 and 29,669,819 shares, respectively	30,662	29,670
Additional paid-in capital	6,358,287	5,672,277
Receipt on account of shares to be allotted	2,064,741	221,435
Warrants	3,587,269	1,971,826
Deficit accumulated during the development stage	(8,308,088)	(6,414,854)
Total shareholders equity	3,732,871	1,480,354

Total liabilities and shareholders equity	4,445,758	2,162,044

The accompanying notes are an integral part of these condensed financial statements.

TRACEGUARD TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
(UNAUDITED)

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
IN US DOLLARS

	Three Months Ended March 31		Cumulative from March 20,2002(*) to March 31,
	2007	2006	2007
	(Unaudited)	(Unaudited)	(Unaudited)
Research and development expenses	860,208	162,628	3,284,493
Marketing & business development Expenses	196,392	91,890	696,393
General and administrative expenses	852,458	452,046	4,344,190

Operating loss	(1,909,058)	(706,564)	(8,325,076)
Financing expenses	(2,294)	(6,497)	(43,232)
Financing income	18,118	8,364	60,220

Net loss for the period	(1,893,234)	(704,697)	(8,308,088)

Loss per share ("EPS") - basic and diluted	(0.06)	(0.03)	(0.45)

Weighted average number of shares used in computation of EPS basic and diluted	30,540,742	22,576,859	18,620,552

(*) Date of inception.

The accompanying notes are an integral part of these condensed financial statements.

TRACEGUARD TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
(UNAUDITED)

CONDENSED INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
IN US DOLLARS

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006	Cumulative from March 20,2002(*) to March 31, 2007
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flow from Operating Activities:

Net Loss for the period	(1,893,234)	(704,697)	(8,308,088)
Adjustments to reconcile net loss for the period to net cash used in operating activities:
Income and expenses not involving cash flow:
Depreciation and amortization	25,434	4,972	83,166
Non-cash stock based compensation expenses to service provider and employees	687,002	52,200	2,561,170
Changes in operating assets and liabilities:
Decrease (increase) in receivables	(53,248)	(16,548)	(147,512)
Increase in accounts payable and other current liabilities	31,197	189,935	720,506

Net cash used in operating activities	(1,202,849)	(474,138)	(5,090,758)

Cash Flows from Investing Activities
Restricted deposit	(20,350)	110	(41,614)
Advance on account of license rights	-	-	(100,000)
Purchase of property and equipment	(6,865)	(189,516)	(599,174)
Net cash used in investing activities	(27,215)	(189,406)	(740,788)

Cash Flows from Financing Activities

Issuance of share capital and warrants, net of issuance expenses	1,615,443	407,189	7,022,358
Receipts on accounts of shares to be allotted	1,843,306	1,081,318	2,064,741
Receipt on account of notes from shareholder	-	-	30,071

Net cash provided by financing activities	3,458,749	1,488,507	9,117,170

Increase in cash and cash equivalents	2,228,685	824,963	3,285,624
Cash and cash equivalents at the beginning of the period	1,056,939	895,693	-
Cash and cash equivalents at the end of the period	3,285,624	1,720,656	3,285,624

(*) Date of Inception.

The accompanying notes are an integral part of these condensed financial statements.

TRACEGUARD TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
(UNAUDITED)

CONDENSED INTERIM CONSOLIDATED STATEMENT OF CHANGES IN SHAREOLDERS' EQUITY
IN US DOLLARS

	Number of Shares*	Common Stock Amount	Additional Paid In Capital	Receipts on Account of Shares To be Allotted	Warrants	Deficit Accumulated During The Development Stage	Total
Issuance of common stock to founders on inception	15,000,000	2,500	-	-	-	-	2,500
Issuance of Common Stock and Warrants (net of issuance expenses)	14,437,206	8,770	3,353,819	-	1,971,826	-	5,334,415
Issuance of shares to service providers (net of issuance expenses)	232,613	233	598,518	-	-	-	598,751
Issuance of dividend shares on September 12, 2005	-	18,167	(18,167)	-	-	-	-
Compensation expenses related to RSU and options granted to employees and service providers	-	-	1,345,417	-	-	-	1,345,417
Capital surplus on account of shareholders waiver on notes payable	-	-	37,690	-	-	-	37,690
Shareholders Contribution in the form of license rights	-	-	355,000	-	-	-	355,000
Receipt on accounts of shares to be allotted	-	-	-	221,435	-	-	221,435
Net loss for the period between March 20, 2002** and December 31, 2006	-	-	-	-	-	(6,414,854)	(6,414,854)
Balance December 31, 2006 (Audited)	29,669,819	29,670	5,672,277	221,435	1,971,826	(6,414,854)	1,480,354
Issuance of shares to service providers (net of issuance expenses)	992,191	992	112,408	-	-	-	113,400
Compensation expenses related to RSU and options granted to employees and service providers	-	-	573,602	-	-	-	573,602
Receipt on accounts of shares to be allotted	-	-	-	1,843,306	1,615,443	-	3,458,749
Net loss for the period	-	-	-	-	-	(1,893,234)	(1,893,234)
Balance March 31, 2007 (Unaudited)	30,662,010	30,662	6,358,287	2,064,741	3,587,269	(8,308,088)	3,732,871

(*) After giving a retroactive effect to a six-to-one stock split in the form of stock dividend of fully paid dividend shares of $0.001 par value at a rate of five shares for every one share of $0.001 par value.

(**) Date of Inception

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

b.
The interim statements as of March 31, 2007 and for the three month period then ended (hereafter - the interim statements) were drawn up in condensed form, in accordance with generally accepted accounting principles applicable to interim statements and with the instructions of Item 310(b) of Regulation S-B. The accounting principles applied in preparation of the interim statements are those applied in the annual financial statements. Nevertheless, the interim statements do not include all the information and explanations required for the annual financial statements. The year end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for three-month period ended March 31, 2007 are not necessarily indicative of the results that may expected for the year ending December 31, 2007. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

Accounting Change- Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainly in Income Taxes (an interpretation of FASB Statement No. 109) (“FIN 48”). Refer to Note 3 for additional information regarding the Company’s uncertain tax benefits.

c.	Liquidity

The Company has incurred losses of $8.3 million and negative cash flow of $5.1 million from operations since inception. In addition the Company has not yet derived income from sale of its products and it is mainly engaged in research and development activities with respect to such products. All of the Company’s cash requirements to date have been generated from its stockholders through issuance of the Company’s common stock and warrants to purchase common stock. Based on the Company's expectations, cash reserves will be sufficient for the next 12 months by reducing certain R&D expenditures with respect to its second planned product, Carry-Safe and by deferring a planned expansion of its manufacturing capability. As a pre-revenue company, all of the Company’s cash requirements are met by outside financing. Failure to secure additional financing or to implement the above described cost reductions would likely result in the Company depleting its available funds and not being able to pay its obligations when they become due. After the next 12 month period, the Company continues to anticipate requiring additional financing to fund its operations. The accompanying unaudited condensed consolidated financial statements do not include any adjustments to reflect this factor.

d.	Recently Issued Accounting Pronouncements.

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

TRACEGUARD TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
(UNAUDITED)

SFAS No. 159 - The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This standard permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. As applicable to the Company, this statement will be effective as of the year beginning January 1, 2008. The Company is currently evaluating the impact that the adoption of FAS 159 would have on its consolidated financial statements.

TRACEGUARD TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
(UNAUDITED)
NOTE 2 - LICENSE RIGHTS

On February 15, 2006, the Company's wholly owned subsidiary, TraceGuard Technologies Ltd. (the "Subsidiary") entered into a License Agreement (the “Agreement”) with TraceTrack Technology Ltd. ("TraceTrack"), pursuant to which, the Subsidiary, under certain terms and conditions as set forth within the Agreement, acquired an exclusive, worldwide, perpetual license to the patents and related know-how owned by TraceTrack, which involves technology being developed to be used for the collection of explosive traces. On December 11, 2006, the Company and TraceTrack amended the agreement, which resulted in increase to the value of the license rights in the form of shareholder contribution.

As a result of the Agreement, the Company is considered the successor entity of TraceTrack.

NOTE 3 - INCOME TAX

a.
In July 2006, the Financial Accounting Standards Board ("FASB") released FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48") which became effective for and was adopted by the Company as of January 1, 2007. FIN 48 clarifies the accounting and reporting for uncertainties in income taxes and prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.

b.
The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN No. 48.In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN No. 48. Thus, the adoption of FIN 48 did not have a material effect on the Company's financial statements.

NOTE 4 - SHAREHOLDERS’ EQUITY

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

NOTE 5 - STOCK BASED COMPENSATION

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

2)
During the three month period ended March 31, 2007, the Company recorded stock-based compensation of $143,281 related to the RSUs granted. Each unit's value was determined based on the closing price for the Company's share on grant date. As of March 31, 2007 the Company recognized share based compensation expenses under the straight-line method over the requisite service period, which is three years.

3)	As of March 31, 2007 the total compensation cost related to unvested RSUs not yet recognized is $874,816 and is expected to be recognized over the weighted average period of 1.6 years.

TRACEGUARD TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
(UNAUDITED)

NOTE 5 - STOCK BASED COMPENSATION (Continued)

b.	Stock Option Plans for Service Providers

1)
On February 15, 2007 the Company's Board of Directors approved the grant of an option for the purchase of up to 100,000 shares of common stock of the Company, par valued $0.001 each, to Mr. Jacob Eluz, who served as a director of the Company until February 16, 2007. The options are fully vested, are exercisable at $0.70 each, with an exercise period of 3 years.

2)
The fair value of the stock options granted by the Company, is estimated on the date of grant using the Black-Scholes option pricing model that uses the following assumptions: expected term is based on the Company’s management estimate for future performance; expected volatility is based on the historical volatility of the share price for similar companies over a period equal to, or greater than, the expected term; the risk free rate is based on the U.S. Treasury constant maturity for a term consistent with the expected term of the award (or weighed average of the two closest available bonds), as in effect at the date of measurement.

3)
The fair value of stock options granted until March 31, 2007 was estimated using the following assumptions: (a) average expected term of the option of 3.4 years (b) average risk free interest rate of 4.81% (c) dividend yield of 0% and (d) volatility of 100%.

4)	During the three month period ended March 31,2007, the Company recorded expenses related to options granted at a total of $430,322

5)
As of March 31, 2007 the total unrecognized compensation cost related to unvested options was $ 4,700,596 out of which $ 396,874 will be recognized over an average 1.6 years period, and the remaining $4,303,722 in accordance with achievement of certain milestones.

c.	Shares Granted to Service Providers

1)
The Company from time to time has entered into service agreements with several service providers. In consideration for services provided, the Board of Directors of the Company has approved in 2007 the issuance of a total of 772,191 shares of its common stock, par value $0.001 each, out of which 452,191 shares were issued during the three month period ended March 31, 2007. The remaining 320,000 shares are to be issued during the second quarter of 2007. Additional 540,000 shares that were approved for issuance by the Board of Directors of the Company in 2006 were issued in January 2007.

2)
Total stock based compensation to service providers recognized during the three month period ended March 31, 2007 was $113,400. This value based upon the closing price for the Company's common share on the award's grant date.

Item 2. Management's Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. They include statements concerning: our business strategy; expectations of market and customer response; liquidity and capital expenditures; future sources of revenues; expansion of our proposed product line; and trends in industry activity generally. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. For example, risks that could cause actual results to vary materially from future results include, but are not limited to: our lack of an operating history, issues related to intellectual property infringement, issues relating to the introduction of our products in target markets, the need to raise capital to fund operations, our dependency on key personnel, approval of our products by regulatory authorities, matters related to the location of our operations in Israel; the extent of competition; technological developments in our target markets and the development of alternate, competing technologies in them; and sales of shares by existing shareholders.

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

General

Up until June 29, 2005 our business plan was to develop and market an Internet computer software program that was designed to automate the process of submission of Internet web page information in multiple languages to major Internet search engines. Since February 2006, our business plan strategy has been focused on developing technologies for homeland security applications. This new focus is based on an exclusive technology licensing agreement with Tracetrack Technologies Ltd., ("TraceTrack"), which was finalized in a licensing agreement between our wholly owned subsidiary, TraceGuard Technologies Ltd. (the "Subsidiary") and Tracetrack on February 15, 2006.

Cash Requirements

As of March 31, 2007 we had $3,285,624 in cash and cash equivalents, and $2,739,337 in working capital. The Company’s ability to fund its cash requirements over the next 12 months is discussed below at “Liquidity and Capital Resources. “

Estimated use of funds over the twelve month period beginning April 1, 2007 (in thousands $):

Marketing & Business Dev.	585
Engineering	2,328
General and Administrative	1,087
Total	4,000

Product Research and Development

A prototype of our first product, the CompactSafe was deployed since January, 2007 in several beta-sites, including Israel's main international airport for testing purposes. We plan to further deploy the CompactSafe in key facilities throughout 2007. Over the next 12 months we intend to focus our R&D efforts on achieving a fully commercial CompactSafe and finishing the development of our second product - the CarrySafe, which is intended for explosive trace extraction in carry-on luggage.

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

As of March 31, 2007 the Company and its subsidiary have invested approximately $239,000 in leasehold improvements and furniture for its new facilities.

In addition, as of March 31, 2007, a sum of approximately $359,000 has been invested in equipment, computer hardware and computer software for the Subsidiary's development group.

Employees

As of May 6, 2006 there are 24 full time employees, other than its directors, and 8 part time employees being employed by our subsidiary. We expect to further recruit a number of part time and full time employees in the field of engineering, R&D, administrative and business development over the next 12-month period.

Off Balance-Sheet Arrangements

The Company has no off balance-sheet arrangements.

Recently Issued Accounting Standards

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

SFAS No. 159 - The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This standard permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. As applicable to the Company, this statement will be effective as of the year beginning January 1, 2008. The Company is currently evaluating the impact that the adoption of FAS 159 would have on its consolidated financial statements.

ACCOUNTING POLICIES

The Securities and Exchange Commission ("SEC") defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

Not all of the accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the following policies could be deemed to be critical within the SEC definition. We have historically incurred losses, and through March 31, 2007 have incurred losses of $8,308,088.

Effective January 1, 2006 the Company adopted SFAS No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”) using the Modified Prospective Approach. SFAS No. 123R revises SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123") and requires the measurement and recognition of compensation of all share-based payments, to be based on their estimated fair values at grant date, or the date of later modification, over the requisite service period. The interim statements as of March 31, 2007 and for the three month period then ended reflect the impact of SFAS No. 123R. For the three months ended March 31, 2007 the Company recorded stock based compensation expense related to issuance of restricted stock units to employees in the amount of $143,281.

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

Results of Operations

Three months ended March 31, 2007 and 2006

The Company's operating expenses for the three month periods ended March 31, 2007 and 2006, were $1,909,058 and $706,564, respectively. The principal components of the expenses were for R&D activities, in respect of the development of our 2 new products: the CarrySafe and the CompactSafe, as well general and administrative expenses, mainly consisting of payroll cost and consulting expenses.

Our Company recorded losses of $1,893,234 and $704,697 for the three month periods ended March 31, 2007 and 2006, respectively, and losses of $8,308,088 since March 20, 2002 (date of inception).

Liquidity and Capital Resources

The Company has had no revenues since inception.

During the period of the three months ended March 31, 2007, the Company had an average burn rate of approximately $385,000 per month, mainly consisting of per quarter (in thousands $):

Employees and consultants	545
Engineering & R&D activities	301
Marketing & General and Administrative	289
Investment in equipment	20
Total	1,155

The Company has incurred losses of $8.3 million and negative cash flow of $5.1 million from operations since inception. In addition the Company has not yet derived income from sale of its products and it is mainly engaged in research and development activities with respect to such products. All of the Company’s cash requirements to date were generated from its stockholders through issuance of the Company’s common stock and warrants to purchase common stock. Based on the Company's expectations as described in the Cash Requirements section above, the Company anticipates having sufficient liquidity for approximately the next 9 months. The Company can extend its cash reserves so they will be sufficient for the next 12 months by reducing certain R&D expenditures with respect to its second planned product, Carry-Safe and by deferring a planned expansion of its manufacturing capability. As a pre-revenue company, all of the Company’s cash requirements, and therefore its ability to continue its operations, are met by outside financing. The Company’s ability to obtain financing will determine whether the above cost reductions will be required. Further, if the Company’s actual expenses exceed those projected, the Company would also require additional financing. The Company cannot be certain that such financing will be available on acceptable terms, or at all.

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being March 31, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 15, 2007 the Company granted 320,000 shares of its common stock, par value 0.001$ each, to several service providers, in consideration for service provided. The aforementioned securities were issued in reliance upon the exemption afforded by the provisions of Regulation S, as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended, based on the fact that at the time of the offer and purchase of such securities to such service providers, the service providers were not inside the U.S., and in reliance on each of the service providers’ representations that such person was not a "U.S. person" (as defined in Regulation S) and is not acquiring the securities for the account or benefit of any U.S. person. In addition, the securities bear a Regulation S restrictive legend.

On February 15, 2007 the Company granted options to purchase 100,000 shares of its common stock, par value $.001 each, to its former Director, at an exercise price of $0.70 per share, in consideration for his services. The aforementioned securities were issued in reliance upon the exemption afforded by the provisions of Regulation S, as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended, based on the fact that at the time of the offer and purchase of such securities to the Director, the Director was not inside the U.S., and in reliance on the Director's representation that he was not a "U.S. person" (as defined in Regulation S) and is not acquiring the securities for the account or benefit of any U.S. person. In addition, the securities bear a Regulation S restrictive legend.

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
Dr. Ehud Ganani, President, Chief Executive Officer
(Principal Executive Officer) Date: May 14, 2007

/s/ David Ben-Yair
David Ben-Yair, Chief Financial Officer
(Principal Financial Officer) Date: May 14, 2007