Form 10QSB
period 2007-06-30
TRACEGUARD TECHNOLOGIES, INC.
filed 2007-08-09
CIK 1174890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2007

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ___________ to ____________

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date:  As of August 9, 2007 there were 37,703,354 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):      Yes ☐   No ☒

TRACEGUARD TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
(UNAUDITED)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Page

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS:

Balance Sheet	3

Statements of Operations	4

Statements of Cash Flows	5

Statements of Changes in Shareholders' Equity	6

Notes to Financial Statements	7-11

TRACEGUARD TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
(UNAUDITED)

CONDENSED INTERIM CONSOLIDATED BALANCE SHEET
IN US DOLLARS

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)

Assets

Current Assets
Cash and cash equivalents	2,501,812	1,056,939
Restricted deposits	41,067	21,264
Other receivables	131,031	72,111

Total current assets	2,673,910	1,150,314

Long Term Prepaid Expenses	22,028	22,153

Property and equipment, net	467,297	534,577

License rights	455,000	455,000

Total Assets	3,618,235	2,162,044

Liabilities and Shareholders’ Equity

Current Liabilities

Accounts payable- trade and other	349,800	180,542
Accrued Expenses and other current liabilities	359,836	501,148
Total current liabilities	709,636	681,690

Commitments and contingencies

Total liabilities	709,636	681,690

Shareholders’ Equity
Share capital - common shares par value $0.001; Authorized - June 30, 2007 and December 31, 2006 - 150,000,000 Issued and outstanding - June 30, 2007 and December 31, 2006 - 37,703,354 and 29,669,819 shares, respectively	37,704	29,670
Additional paid-in capital	9,668,099	5,672,277
Receipt on account of shares to be allotted	-	221,435
Warrants	3,369,826	1,971,826
Deficit accumulated during the development stage	(10,167,030)	(6,414,854)
Total shareholders equity	2,908,599	1,480,354

Total liabilities and shareholders equity	3,618,235	2,162,044

The accompanying notes are an integral part of these condensed financial statements.

TRACEGUARD TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
(UNAUDITED)

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
IN US DOLLARS

	Three Months Ended June 30		Six Months Ended June 30		Cumulative from March 20, 2002(*) to June 30,
	2007	2006	2007	2006	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Research and development expenses	683,575	574,809	1,543,783	737,437	3,968,068
Marketing & business development Expenses	378,625	148,725	575,017	240,615	1,075,018
General and administrative expenses	806,935	293,149	1,659,393	745,195	5,151,125

Operating loss	(1,869,135)	(1,016,683)	(3,778,193)	(1,723,247)	(10,194,211)

Financing income net	10,193	7,527	26,017	9,394	27,181
Net loss for the period	(1,858,942)	(1,009,156)	(3,752,176)	(1,713,853)	(10,167,030)

Loss per share ("EPS") - basic and diluted	(0.06)	(0.04)	(0.12)	(0.08)	(0.53)

Weighted average number of shares used in computation of EPS basic and diluted	32,106,818	22,773,213	31,328,106	22,675,578	19,257,093

(*) Date of inception.

The accompanying notes are an integral part of these condensed financial statements.

TRACEGUARD TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
(UNAUDITED)

CONDENSED INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
IN US DOLLARS

	Six Months Ended June 31,	Six Months Ended June 30,	Cumulative from March 20, 2002(*) to June 30,
	2007	2006	2007
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flow from Operating Activities:

Net Loss for the period	(3,752,176)	(1,713,853)	(10,121,887)
Adjustments to reconcile net loss for the period to net cash used in operating activities:
Income and expenses not involving cash flow:
Depreciation and amortization	121,468	14,641	179,200
Non-cash stock based compensation expenses to service provider and employees	1,338,527	52,200	3,212,695
Changes in operating assets and liabilities:
Increase in other receivables and other assets	(58,795)	(206,168)	(161,702)
Increase (decrease) in accounts payable and other current liabilities	27,946	386,945	680,755

Net cash used in operating activities	(2,323,030)	(1,466,235)	(6,210,939)

Cash Flows from Investing Activities
Restricted deposit	(19,803)	(933)	(41,067)
Advance on account of license rights	-	-	(100,000)
Purchase of property and equipment	(54,188)	(375,100)	(646,497)
Net cash used in investing activities	(73,991)	(376,033)	(787,564)

Cash Flows from Financing Activities

Issuance of share capital and warrants, net of issuance expenses	3,841,894	945,072	9,470,244
Receipts on accounts of shares to be allotted	-	1,655,799	-
Receipt on account of notes from shareholder	-	-	30,071

Net cash provided by financing activities	3,841,894	2,600,871	9,500,315

Increase in cash and cash equivalents	1,444,873	758,603	2,501,812
Cash and cash equivalents at the beginning of the period	1,056,939	895,693	-
Cash and cash equivalents at the end of the period	2,501,812	1,654,296	2,501,812

(*) Date of Inception.

The accompanying notes are an integral part of these condensed financial statements.

TRACEGUARD TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
(UNAUDITED)

CONDENSED INTERIM CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
IN US DOLLARS

	Number of Shares*	Common Stock Amount	Additional Paid In Capital	Receipts on Account of Shares To be Allotted	Warrants	Deficit Accumulated During The Development Stage	Total
Issuance of common stock to founders on inception	15,000,000	2,500	-	-	-	-	2,500
Issuance of Common Stock and Warrants (net of issuance expenses)	14,437,206	8,770	3,353,819	-	1,971,826	-	5,334,415
Issuance of shares to service providers (net of issuance expenses)	232,613	233	598,518	-	-	-	598,751
Issuance of dividend shares on September 12, 2005	-	18,167	(18,167)	-	-	-	-
Compensation expenses related to RSU and options granted to employees and service providers	-	-	1,345,417	-	-	-	1,345,417
Capital surplus on account of shareholders waiver on notes payable	-	-	37,690	-	-	-	37,690
Shareholders Contribution in the form of license rights	-	-	355,000	-	-	-	355,000
Receipt on accounts of shares to be allotted	-	-	-	221,435	-	-	221,435
Net loss for the period between March 20, 2002** and December 31, 2006	-	-	-	-	-	(6,414,854)	(6,414,854)
Balance at December 31, 2006 (Audited)	29,669,819	29,670	5,672,277	221,435	1,971,826	(6,414,854)	1,480,354
Issuance of shares to service providers (net of issuance expenses)	1,855,564	1,856	373,344	-	-	-	375,200
Compensation expenses related to RSU and options granted to employees and service providers	-	-	963,327	-	-	-	963,327
Issuance of Common Stock (net of issuance expenses)	6,177,971	6,178	2,201,627	(221,435)	1,855,524	-	3,841,894
Expiration of Warrants	-	-	457,524	-	(457,524)	-	-
Net loss for the period	-	-	-	-	-	(3,752,176)	(3,752,176)
Balance at June 30, 2007 (Unaudited)	37,703,354	37,704	9,668,099	-	3,369,826	(10,167,030)	2,908,599

(*) After giving a retroactive effect to a six-to-one stock split in the form of a stock dividend of fully paid dividend shares of $0.001 par value at a rate of five shares for every one share of $0.001 par value.

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

b.
The interim statements as of June 30, 2007 and for the six month period then ended (hereafter - the interim statements) were drawn up in condensed form, in accordance with generally accepted accounting principles applicable to interim statements and with the instructions of item 310(b) of Regulation S-B. The accounting principles applied in preparation of the interim statements are those applied in the annual financial statements. Nevertheless, the interim statements do not include all the information and explanations required for the annual financial statements. The year end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for six-month period ended June 30, 2007 are not necessarily indicative of the results that may expected for the year ending December 31, 2007. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

Accounting Change- Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainly in Income Taxes (an interpretation of FASB Statement No. 109) (“FIN 48”). Refer to Note 3 for additional information regarding the Company’s uncertain tax benefits.

c.	Going Concern

As reflected in the accompanying interim statements, the Company’s operations for the six month period ended June 30, 2007, resulted in a net loss of $3,752,176 and a negative cash-flow of $2,323,030. Shareholders’ equity as of June 30, 2007 is $2,908,599. The Company expects to continue operating expenditures at the current level over the next 12 months with no substantial revenues expected. These factors raise doubt about the ability of the Company to continue as a going concern. The Company’s ability to continue operating as a going concern is dependent on its ability to raise sufficient additional working capital. Management’s plan in this regard is to seek additional financing to fund its operations. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

NOTE 1 - GENERAL (Continued)

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

b.
On May 29, 2007 the Company completed a private placement of 776,571 units, each "unit" comprising one share of our common stock, one warrant to purchase one share of common stock with an exercise price of $1.5 and an exercise period of one year and one warrant to purchase one share of common stock with an exercise price of $2.5 and an exercise period of three years. Units were issued for an aggregate purchase price of $ 543, 600.

NOTE 5 - STOCK BASED COMPENSATION

a.	Employees' Restricted Stock Unit Plan

1)
On July 6, 2006, the Board of Directors of the Company adopted the 2006 Global Stock Incentive Compensation Plan (the "Plan"), pursuant to which the Company will be able to issue restricted stock units ("RSU") to its employees, consultants and independent agents. The Company reserved a total of 2,300,000 authorized but unissued shares of Common Stock of the Company, par value US$ 0.001 each, for the purposes of the Plan and the Company's other stock compensation plans, when applicable, subject to adjustments as set forth in the Plan. As of June 30, 2007 the Company has 1,077,000 shares available for future grants.

2)
During the six month period ended June 30, 2007, the Company recorded stock-based compensation of $275,357 related to the RSUs granted. Each unit's value was determined based on the closing price for the Company's share on grant date. The Company recognized share based compensation expenses under the straight-line method over the requisite service period, which is three years.

3)	As of June 30, 2007 the total compensation cost related to unvested RSUs not yet recognized is $752,941 and is expected to be recognized over the weighted average vesting period of 1.4 years.

b.	Stock Option Plans for Employees and Service Providers

1)
On February 15, 2007 the Company's Board of Directors approved the grant of an option for the purchase of up to 100,000 shares of common stock of the Company, par valued $0.001 each, to Mr. Jacob Eluz, who served as a director of the Company until February 16, 2007. The options are fully vested, are exercisable at $0.70 each, with an exercise period of 3 years.

2)
On May 21, 2007 the Company's Board of Directors approved the grant of options for the purchase of up to 480,000 shares of the Company's common stock, par value $0.001 each, to acting board members and other service providers. Options are subject to the following terms:

a.
Options to buy 360,000 shares are exercisable for $0.70 each. Options will vest in equal installments, on a quarterly basis, over a service period of 3 years, and will expire 3 years after the vesting of the final installment with respect to all such options.

b.
Options to buy 120,000 shares are exercisable for a $0.70 each. Options will vest in equal installments on a quarterly basis over a service period of 2 years. Each installment will expire 5 years after its vesting.

3)
On May 29, 2007, the Company granted to Dr. Ehud Ganani, Chairman, President and CEO of the Company, a stock option to purchase 1,450,000 shares of the Company’s common stock, at an exercise price of $0.35 per share. See note 6c for further details.

4)
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

NOTE 5 - STOCK BASED COMPENSATION (Continued)

5)
The fair value of stock options granted until June 30, 2007 was estimated using the following assumptions: (a) average expected term of the option of 3.2 years (b) average risk free interest rate of 4.89% (c) dividend yield of 0% and (d) volatility of 100%.

6)	During the six month period ended June 30, 2007, the Company recorded compensation expenses related to options granted at a total amount of $622,593

7)
As of June 30, 2007 the total unrecognized compensation cost related to unvested options was $5,137,129 out of which $1,668,964 will be recognized over an average 1.7 years period vesting period, and the remaining $3,468,165 in accordance with the achievement of certain milestones.

c.	Shares Granted to Service Providers

1)
The Company from time to time has entered into service agreements with several service providers. In consideration for services provided, the Board of Directors of the Company issued during the six month period ended June 30, 2007 a total of 1,315,564 shares of its Common Stock, par value $0.001 each. An additional 540,000 shares that were approved for issuance by the Board of Directors of the Company in 2006 were issued to service providers in January 2007.

2)
Total stock-based compensation to service providers recognized during the six month period ended June 30, 2007 was $1,270,391. This value is based upon the closing price for the Company's common stock on the award's grant date.

NOTE 6 - MATERIAL AGREEMENT AND TRANSACTIONS WITH RELATED PARTY

a.
On May 7th, 2007 the Subsidiary has entered into a second amendment (the "Amendment") of its Consulting Agreement (the "Agreement") with Dr. Ehud Ganani, the Company's Chairman, President and CEO. Pursuant to the amendment, a certain milestone related to the vesting of options to purchase 200,000 shares of the Company's common stock, was restated to be 'the receipt of the written approval of a Security Organization for the fulfillment of the security demands by the CompactSafe and for the operational use of the CompactSafe' (rather than the original security demands and operational use of the CarrySafe, which was originally intended to be the Company’s first product, rather than CompactSafe).

Fair value of the aforementioned award, as of June 30, 2007 was calculated as $149,361. However, achievement of the above milestone is not estimated by the Company's management as probable, and as such, the Company did not record any compensation expenses in the six month period ended June 30, 2007, related to this grant (see note 5b-6).

b.	"Ornath Options"

1)	Dr. Fredy Ornath is the holder of 10,629,990 shares of common stock of the Company and the holder of 99.8% shares of common stock M.S. Materials Ltd., which is the sole owner of Tracetrack.

2)
On May 29, 2007 Dr. Ornath granted the Company a stock option, pursuant to which the Company may purchase up to 1,450,000 shares of the Company’s common stock owned by Dr. Ornath (the "Ornath Option"). The purpose of this grant was to fulfill the Company's obligation upon exercise of an option granted to Dr. Ganani, see the “Ganani Option” as described below in 6c.

NOTE 6 - MATERIAL AGREEMENT AND TRANSACTIONS WITH RELATED PARTY (Continued)

3)
The Ornath Option is exercisable according to a certain vesting schedule throughout April 1, 2009. However, the Ornath Option is exercisable if, and only if, and to the extent that, certain stock option between the Company and its Chairman, President and CEO, Dr. Ehud Ganani ("Ganani Option"), is exercised. The Ornath Option shall be terminated immediately upon termination of the Ganani Option with respect to shares that are unvested, according to the aforementioned vesting schedule. (See also Note 6c).

4)	Ornath Option is exercisable for $0.35 per share and expires on the 7th anniversary of its grant.

5)	Ornath Option was accounted as shareholder's contribution, which was credited to equity and as a derivative instrument, which was debited to equity, pursuant to provisions of EITF 00-19.

c.	"Ganani Option"

1)
On May 29, 2007, the Company granted to Dr. Ehud Ganani, Chairman, President and CEO of the Company, a stock option (the “Ganani Option”) to purchase 1,450,000 shares of the Company’s common stock, at an exercise price of $0.35 per share.

2)
The Ganani Option has a term of seven years, may only be exercised to the extent that the Company has sufficient surplus to exercise the Ornath Option (see Note 6b) and vests according to a vesting schedule, identical to the Ornath Option. In addition, the Ganani Option terminates upon the cessation of Dr. Ganani’s employment with the Company or its subsidiary under certain specified conditions.

NOTE 7 - SUBSEQUENT EVENTS

a.
In July 2007, the Board of Directors of the Company has approved a grant of additional 520,000 RSUs to several of the Subsidiary's employees in accordance to the Company's 2006 Global Stock Incentive Plan. The vesting of the aforementioned RSUs is subject to certain service and performance conditions.

b.	On July 15, 2007 the Board of Directors of the Company has approved a grant of the following awards to several of the Subsidiary's service providers:

1)
Options to purchase up to 752,500 shares of its common stock, par value $0.001 each. Options are exercisable for $0.70 per share, shall vest according to a certain task performance schedule, and shall expire 3 years commencing as of the date on which each option vests.

2)
Up to 6,000 shares of the Company's common stock, par value $0.001 each, per each month of service provided by one of the aforementioned service providers, effective January 15, 2007. 108,000 shares were approved for immediate issuance in respect of services rendered within the 18 months period prior to January 2007.

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

Cash Requirements

As of June 30, 2007 we had $2,501,812 in cash and cash equivalents, and $1,964,274 in working capital. The Company’s ability to fund its cash requirements over the next 12 months is discussed below at “Liquidity and Capital Resources. “

Estimated use of funds over the following 12 month period, beginning July 1, 2007 (in thousands $):

Marketing & Business Dev.	585
Engineering	2,328
General and Administrative	1,087
Investment in Equipment & Initial Inventory	500
Total	4,500

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

As of June 30, 2007 the Company and its subsidiary have invested approximately $263,000 in leasehold improvements and furniture for its new facilities.

In addition, as of June 30, 2007, a sum of approximately $384,000 has been invested in equipment, computer hardware and computer software for the Subsidiary's development group.

Employees

As of May 6, 2006 there are 27 full time employees, other than its directors, and 6 part time employees being employed by our subsidiary. We expect to further recruit a number of part time and full time employees in the field of engineering, R&D, administrative and business development over the next 12-month period.

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

Not all of the accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the following policies could be deemed to be critical within the SEC definition. We have historically incurred losses, and through June 30, 2007 have incurred losses of $10,167,030.

Effective January 1, 2006 the Company adopted SFAS No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”) using the Modified Prospective Approach. SFAS No. 123R revises SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123") and requires the measurement and recognition of compensation of all share-based payments, to be based on their estimated fair values at grant date, or the date of later modification, over the requisite service period. The interim statements as of June 30, 2007 and for the six month period then ended reflect the impact of SFAS No. 123R. For the six month period ended June 30, 2007 the Company recorded stock based compensation expense related to issuance of restricted stock units and stock options to employees in the amount of $340,734.

The Company accounts for stock-based payment issued to non-employees on a fair value basis in accordance with SFAS No. 123 “Accounting for Stock-Based Compensation” and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and related interpretations. For the six month period ended June 30, 2007 the Company recorded stock based compensation related to issuance of Shares of its Common Stock and of Stock Options in the amount of $1,892,914.

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

Results of Operations

Six months ended June 30, 2007 and 2006

The Company's operating expenses for the six month periods ended June 30, 2007 and 2006, were $3,778,193 and $1,723,247, respectively. The principal components of the expenses were for R&D activities, in respect of the development of our 2 new products: the CarrySafe and the CompactSafe, as well as general and administrative expenses, mainly consisting of payroll cost and consulting expenses including stock based compensation.

Our Company recorded losses of $3,752,176 and $1,723,247 for the six month periods ended June 30, 2007 and 2006, respectively, and losses of $10,167,030 since March 20, 2002 (date of inception).

Liquidity and Capital Resources

The Company did not record revenues since inception.

During the period of the six months ended June 30, 2007, the Company had an average total burn rate of approximately $400,000 per month, mainly consisting of per six months (in thousands $):

Employees and consultants	931
Engineering & R&D activities	550
Marketing & Business Dev.	135
General & Administrative	725
Investment in equipment	53
Total	2,394

The Company has incurred losses of $10.1 million and negative cash flow of $6.2 million from operations since inception. In addition the Company has not yet derived income from sale of its products and it is mainly engaged in research and development activities with respect to such products. All of the Company’s cash requirements to date were generated from its stockholders through issuance of the Company’s common stock and warrants to purchase common stock. These factors raise doubt about the Company's ability to continue as a going concern. We intend to continue to fund our operations through financings for the foreseeable future, until we generate positive cash flow from operations. Our ability to continue operating as a going concern is dependent on our ability to raise sufficient additional working capital. We cannot be certain that such financing will be available on acceptable terms, or at all. Our current cash reserves are sufficient to fund our operations through approximately the end of January 2008 based on current budgeted expenditures.

The Company has no long-term debt and does not regard long-term borrowing as a good, prospective source of financing.

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being June 30, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 21, 2007 the Company granted options to purchase up to 480,000 shares of its common stock, par value $.001 each, to several of its Directors and service providers, at an exercise price of $0.70 per share, in consideration for their services. The aforementioned securities were issued in reliance upon the exemption afforded by the provisions of Regulation S, as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended, based on the fact that at the time of the offer and purchase of such securities to the Director, the Director was not inside the U.S., and in reliance on the Director's representation that he was not a "U.S. person" (as defined in Regulation S) and is not acquiring the securities for the account or benefit of any U.S. person.

On May 29 2007 the Company granted 323,373 shares of its common stock, par value $0.001 each, to several service providers, in consideration for service provided. The aforementioned securities were issued in reliance upon the exemption afforded by the provisions of Regulation S, as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended, based on the fact that at the time of the offer and sale of such securities to such service providers, the service providers were not inside the U.S., and in reliance on each of the service providers' representation that such person was not a "U.S. person" (as defined in Regulation S) and is not acquiring the securities for the account or benefit of any U.S. person.

In July 2007, the Board of Directors of the Company granted 520,000 Restricted Stock Units ("RSUs"), par value $0.001 each, to several of its wholly owned subsidiary's employees in accordance to the Company's 2006 Global Stock Incentive Plan. The vesting of the aforementioned RSUs is subject to certain service and performance schedules. The aforementioned securities were issued in reliance upon the exemption afforded by the provisions of Regulation S, as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended, based on the fact that at the time of the offer and sale of such securities to such service providers, the service providers were not inside the U.S., and in reliance on each of the service providers'' representation that such person was not a "U.S. person" (as defined in Regulation S) and is not acquiring the securities for the account or benefit of any U.S. person. In addition, the securities bear a Regulation S restrictive legend.

On August 9, 2007 the Company granted options to purchase up to 752,500 shares of its common stock, par value $.001 each, to several of its service providers, at an exercise price of $0.70 per share, in consideration for their services. The aforementioned securities were issued in reliance upon the exemption afforded by the provisions of Regulation S, as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended, based on the fact that at the time of the offer and sale of such securities to such service providers, the service providers were not inside the U.S., and in reliance on each of the service providers' representation that such person was not a "U.S. person" (as defined in Regulation S) and is not acquiring the securities for the account or benefit of any U.S. person.

On August 9, 2007 the Company granted 108,000 shares of its common stock, par value $.001 each, to a service provider, in consideration for services provided. The aforementioned securities were issued in reliance upon the exemption afforded by the provisions of Regulation S, as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended, based on the fact that at the time of the offer and sale of such securities to such service providers, the service providers were not inside the U.S., and in reliance on each of the service providers' representation that such person was not a "U.S. person" (as defined in Regulation S) and is not acquiring the securities for the account or benefit of any U.S. person.

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
Date: August 9, 2007

/s/ David Ben-Yair

David Ben-Yair, Chief Financial Officer
(Principal Financial Officer)
Date: August 9, 2007