Form 10QSB
period 2007-09-30
TRACEGUARD TECHNOLOGIES, INC.
filed 2007-11-14
CIK 1174890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date:  As of November 13, 2007 there were 38,308,542 shares of common stock issued and outstanding.

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

TRACEGUARD TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
(UNAUDITED)

CONDENSED INTERIM CONSOLIDATED BALANCE SHEET
IN US DOLLARS

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)

Assets

Current Assets
Cash and cash equivalents	1,313,891	1,056,939
Restricted deposits	44,272	21,264
Other receivables	114,206	72,111
Total current assets	1,472,369	1,150,314

Long Term Prepaid Expenses	25,964	22,153

Property and equipment, net	441,306	534,577

License rights	455,000	455,000
Total Assets	2,394,639	2,162,044

Liabilities and Shareholders’ Equity

Current Liabilities

Accounts payable- trade and other	388,525	180,542
Accrued Expenses and other current liabilities	507,320	501,148
Total current liabilities	895,845	681,690

Commitments and contingencies

Total liabilities	895,845	681,690

Shareholders’ Equity
Share capital – common shares par value $0.001; Authorized – September 30, 2007 and December 31, 2006 – 150,000,000 Issued and outstanding – September 30, 2007 and December 31, 2006 – 38,108,542 and 29,669,819 shares, respectively	38,109	29,670
Additional paid-in capital	10,744,085	5,672,277
Receipt on account of shares to be allotted	-	221,435
Warrants	3,292,671	1,971,826
Deficit accumulated during the development stage	(12,576,071)	(6,414,854)
Total shareholders equity	1,498,794	1,480,354
Total liabilities and shareholders equity	2,394,639	2,162,044

The accompanying notes are an integral part of these condensed financial statements.

TRACEGUARD TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
(UNAUDITED)

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
IN US DOLLARS

	Three Months Ended September 30		Nine Months Ended September 30		Cumulative from March 20, 2002 (*) to September 30, 2007
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Research and development expenses	1,354,629	832,933	2,898,412	1,570,370	5,322,697
Marketing & business development Expenses	151,557	248,867	726,574	489,482	1,226,575
General and administrative expenses	919,448	1,344,938	2,578,841	2,090,133	6,070,573

Operating loss	(2,425,634)	(2,426,738)	(6,203,827)	(4,149,985)	(12,619,845)

Financing income net	16,593	(667)	42,610	8,727	43,774
Net loss for the period	(2,409,041)	(2,427,405)	(6,161,217)	(4,141,258)	(12,576,071)

Loss per share ("EPS") – basic and diluted	(0.06)	(0.10)	(0.18)	(0.18)	(0.63)

Weighted average number of shares used in computation of EPS basic and diluted	38,062,776	24,186,695	33,642,427	23,184,819	20,101,748

(*) Date of inception.

The accompanying notes are an integral part of these condensed financial statements.

TRACEGUARD TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
(UNAUDITED)

CONDENSED INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
IN US DOLLARS

	Nine Months Ended September 30,	Nine Months Ended September 30,	Cumulative from March 20, 2002(*) to September 30,
	2007	2006	2007
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flow from Operating Activities :

Net Loss for the period	(6,161,217)	(4,141,258)	(12,576,071)
Adjustments to reconcile net loss for the period to net cash used in operating activities:
Income and expenses not involving cash flow:

Depreciation and amortization	150,245	31,055	207,977

Non-cash stock based compensation expenses to service providers and employees	2,351,383	1,313,216	4,225,551

Changes in operating assets and liabilities:

Increase in other receivables and other assets	(45,906)	(83,883)	(140,170)

Increase in accounts payable and other current liabilities	214,155	324,927	903,464

Net cash used in operating activities	(3,491,340)	(2,555,943)	(7,379,249)

Cash Flows from Investing Activities
Restricted deposit	(23,008)	(1,575)	(44,272)
Advance on account of license rights	-		(100,000)
Purchase of property and equipment	(56,974)	(471,245)	(649,283)
Net cash used in investing activities	(79,982)	(472,820)	(793,555)

Cash Flows from Financing Activities

Issuance of share capital and warrants, net of issuance expenses	3,828,274	1,449,877	9,456,624
Receipts on accounts of shares to be allotted	-	1,820,907	-
Receipt on account of notes from shareholder	-	-	30,071
Net cash provided by financing activities	3,828,274	3,270,784	9,486,695

Increase in cash and cash equivalents	256,952	242,021	1,313,891

Cash and cash equivalents at the beginning of the period	1,056,939	895,693	-
Cash and cash equivalents at the end of the period	1,313,891	1,137,714	1,313,891

(*) Date of Inception.

The accompanying notes are an integral part of these condensed financial statements.

TRACEGUARD TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
(UNAUDITED)

CONDENSED INTERIM CONSOLIDATED STATEMENT OF CHANGES IN SHAREOLDERS' EQUITY
IN US DOLLARS

	Number of Shares*	Common Stock Amount	Additional Paid In Capital	Receipts on Account of Shares To be Allotted	Warrants	Deficit Accumulated During The Development Stage	Total
Issuance of common stock to founders on inception	15,000,000	2,500	-	-	-	-	2,500
Issuance of Common Stock and Warrants (net of issuance expenses)	14,437,206	8,770	3,353,819	-	1,971,826	-	5,334,415
Issuance of shares to service providers (net of issuance expenses)	232,613	233	598,518	-	-	-	598,751
Issuance of dividend shares on September 12, 2005	-	18,167	(18,167)	-	-	-	-
Compensation expenses related to RSU and options granted to employees and service providers	-	-	1,345,417	-	-	-	1,345,417
Capital surplus on account of shareholders waiver on notes payable	-	-	37,690	-	-	-	37,690
Shareholders Contribution in the form of license rights	-	-	355,000	-	-	-	355,000
Receipt on accounts of shares to be allotted	-	-	-	221,435	-	-	221,435
Net loss for the period between March 20, 2002** and December 31, 2006	-	-	-	-	-	(6,414,854)	(6,414,854)
Balance at December 31, 2006 (Audited)	29,669,819	29,670	5,672,277	221,435	1,971,826	(6,414,854)	1,480,354
Issuance of shares to service providers (net of issuance expenses)	2,000,752	2,001	470,399	-	-	-	472,400
Compensation expenses related to RSU and options granted to employees and service providers	-	-	1,878,983	-	-	-	1,878,983
Issuance of Common Stock (net of issuance expenses)	6,437,971	6,438	2,187,747	(221,435)	1,855,524	-	3,828,274
Expiration of Warrants	-	-	534,679	-	(534,679)	-	-
Net loss for the period	-	-	-	-	-	(6,161,217)	(6,161,217)
Balance at September 30, 2007 (Unaudited)	38,108,542	38,109	10,744,085	-	3,292,671	(12,576,071)	1,498,794

(*)
After giving a retroactive effect to a six-to-one stock split in the form of stock dividend of fully paid dividend shares of $0.001 par value at a rate of five shares for every one share of $0.001 par value.

(**)	Date of Inception

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL

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

b.
The interim statements as of September 30, 2007 and for the nine month period then ended (hereafter - the interim statements) were drawn up in condensed form, in accordance with generally accepted accounting principles applicable to interim statements and in accordance with the instructions of item 310(b) of Regulation S-B. The accounting principles applied in preparation of the interim statements are those applied in the annual financial statements. Nevertheless, the interim statements do not include all the information and explanations required for the annual financial statements. The year end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for nine-month period ended September 30, 2007 are not necessarily indicative of the results that may expected for the year ending December 31, 2007. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

Accounting Change- Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainly in Income Taxes (an interpretation of FASB Statement No. 109) (“FIN 48”). Refer to Note 3 for additional information regarding the Company’s uncertain tax benefits.

c.	Going Concern

As reflected in the accompanying interim statements, the Company’s operations for the nine month period ended September 30, 2007, resulted in a net loss of $6,203,827 and a negative cash-flow of $3,491,340. Shareholders’ equity as of September 30, 2007 is $1,498,794. The Company expects to continue operating expenditures at the current level over the next 12 months with no substantial revenues expected. These factors raise doubt about the ability of the Company to continue as a going concern. The Company’s ability to continue operating as a going concern is dependent on its ability to raise sufficient additional working capital. Management’s plan in this regard is to seek additional financing to fund its operations. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

NOTE 1 – GENERAL (Continued)

The Company is currently evaluating the impact of the provisions of FAS 157 on its financial position and results of operations.

SFAS No. 159 - The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). This standard permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. As applicable to the Company, this statement will be effective as of the year beginning January 1, 2008. The Company is currently evaluating the impact that the adoption of FAS 159 would have on its consolidated financial statements.

NOTE 2 – LICENSE RIGHTS

On February 15, 2006, the Company's wholly owned subsidiary, TraceGuard Technologies Ltd. (the "Subsidiary") entered into a License Agreement (the “Agreement”) with TraceTrack Technology Ltd. ("TraceTrack"), pursuant to which the Subsidiary, under certain terms and conditions as set forth within the Agreement, acquired an exclusive, worldwide, perpetual license to the patents and related know-how owned by TraceTrack, which involves technology being developed to be used for the collection of explosive traces. On December 11, 2006, the Company and TraceTrack amended the Agreement, which resulted in increase to the value of the license rights in the form of shareholder contribution. As a result of the Agreement, the Company is considered the successor entity of TraceTrack.

NOTE 3 – INCOME TAX

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

b.
The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN No. 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN No. 48. Thus, the adoption of FIN 48 did not have a material effect on the Company's financial statements.

NOTE 4 – SHAREHOLDERS’ EQUITY

a.
On March 26, 2007, the Company completed a private placement of 5,257,400 units, each "unit" comprising one share of its common stock, one warrant to purchase one share of its common stock with an exercise price of $1.50 and an exercise period of one year and one warrant to purchase one share of its common stock with an exercise price of $2.50 and an exercise period of three years. Units were issued for an aggregate purchase price of $3,680,180.

b.
On May 29, 2007, the Company completed a private placement of 776,571 units, each "unit" comprising one share of its common stock, one warrant to purchase one share of its common stock with an exercise price of $1.50 and an exercise period of one year and one warrant to purchase one share of its common stock with an exercise price of $2.50 and an exercise period of three years. Units were issued for an aggregate purchase price of $ 543,600.

NOTE 5 – STOCK BASED COMPENSATION

a.	Employees' Restricted Stock Unit Plan

1)
On July 6, 2006, the Board of Directors of the Company adopted the 2006 Global Stock Incentive Compensation Plan (the "Plan"), pursuant to which the Company will be able to issue restricted stock units ("RSU") to its employees, consultants and independent agents. The Company reserved a total of 2,300,000 authorized but un-issued shares of Common Stock, par value US$ 0.001 each, for the purposes of the Plan, subject to adjustments as set forth in the Plan.

2)
In July 2007, the Board of Directors of the Company approved a grant of 520,000 RSUs to several of the Subsidiary's employees in accordance to the Plan. The vesting of the aforementioned RSUs is subject to certain service and performance conditions.

3)	As of September 30, 2007 the Company has 567,000 shares available for future grants under the Plan.

4)
During the nine month period ended September 30, 2007, the Company recorded stock-based compensation of $524,005 related to the RSUs granted, out of which $39,859 related to RSUs with a performance condition for which vesting was estimated by the Company’s management as probable, and the remaining $484,146 related to RSUs with service conditions that have been satisfied. Each unit's value was determined based on the closing price for the Company's share on grant date. The Company recognized share based compensation expenses under the straight-line method over the requisite service period.

5)
As of September 30, 2007 the total compensation cost related to unvested RSUs not yet recognized is $956,291, out of which $905,742 is expected to be recognized over the weighted average vesting period of 1.1 years, and the remaining $50,549 in accordance with the achievement of certain milestones.

b.	Stock Option Plans for Employees and Service Providers

1)
On February 15, 2007 the Company's Board of Directors approved the grant of an option for the purchase of up to 100,000 shares of common stock of the Company, par value $0.001 each, to Mr. Jacob Eluz, who served as a director of the Company until February 16, 2007. The options are fully vested, are exercisable at $0.70 each, with an exercise period of 3 years.

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

NOTE 5 – STOCK BASED COMPENSATION (Continued)

4)
On July 15, 2007 the Board of Directors of the Company has approved several grants of options to purchase common stock to several of the Subsidiary's service providers for an aggregate of 752,500 shares of common stock. Options are exercisable for $0.70 per share, shall vest according to a certain task performance schedule, and shall expire 3 years commencing as of the date on which each option vests.

5)
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

6)
The fair value of stock options granted until September 30, 2007 was estimated using the following assumptions: (a) average expected term of the option of 3.1 years (b) average risk free interest rate of 4.16% (c) dividend yield of 0% and (d) volatility of 100%.

7)
During the nine month period ended September 30, 2007, the Company recorded compensation expenses related to stock options granted at a total amount of $1,354,976, out of which $474,505 related to stock options with a performance condition for which vesting was estimated by the Company's management as probable, and the remaining $880,471 related to stock options with service conditions that have been satisfied.

8)
As of September 30, 2007 the total unrecognized compensation cost related to unvested options was $4,123,587 out of which $1,379,674 will be recognized over an average 1.5 years period vesting period, and the remaining $2,743,913 in accordance with the achievement of certain milestones.

c.	Shares Granted to Service Providers

1)
The Company from time to time has entered into service agreements with several service providers. In consideration for services provided, the Board of Directors of the Company issued during the nine month period ended September 30, 2007 a total of 1,460,752 shares of its Common Stock, par value $0.001 each. An additional 540,000 shares that were approved for issuance by the Board of Directors of the Company in 2006 were issued to service providers in January 2007. An additional 108,000 shares were approved for issuance by the Board of Directors of the Company in the third quarter of 2007, and will be issued during the fourth quarter of 2007.

2)
Total stock-based compensation to service providers recognized during the nine month period ended September 30, 2007 was $1,489,549. This value is based upon the closing price for the Company's common stock on the award's grant date.

NOTE 6 – MATERIAL AGREEMENT AND TRANSACTIONS WITH RELATED PARTY

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

NOTE 6 – MATERIAL AGREEMENT AND TRANSACTIONS WITH RELATED PARTY (Continued)

Fair value of the aforementioned award, as of September 30, 2007 was calculated as $149,395 out of which $48,572 were recorded as expense during the 9 month period then ended (see note 5b).

b.	"Ornath Options"

1)	Dr. Fredy Ornath is the holder of 10,629,990 shares of common stock of the Company and the holder of 99.8% shares of common stock of M.S. Materials Ltd., which is the sole owner of Tracetrack.

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

4)	The Ornath Option is exercisable for $0.35 per share and expires on the 7th anniversary of its grant.

5)	The Ornath Option was accounted as shareholder's contribution, which was credited to equity and as a derivative instrument, which was debited to equity, pursuant to provisions of EITF 00-19.

c.	"Ganani Option"

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

General

Until June 29, 2005, the Company’s business plan was to develop and market an Internet computer software program that was designed to automate the process of submission of Internet web page information in multiple languages to major Internet search engines. Since February 2006, the Company’s business plan has been focused on developing technologies for homeland security applications. This new business plan is based on an exclusive technology licensing agreement with Tracetrack Technologies Ltd., ("TraceTrack"), which was finalized in a licensing agreement between our wholly owned subsidiary, TraceGuard Technologies Ltd. (the "Subsidiary") and Tracetrack on February 15, 2006.

Cash Requirements

As of September 30, 2007 we had $1,313,891 in cash and cash equivalents, and $576,524 in working capital. The Company’s ability to fund its cash requirements over the next 12 months is discussed below at “Liquidity and Capital Resources. “

Estimated use of funds over the following 12 month period, beginning October 1, 2007 (in thousands $):

Marketing & Business Dev.	700
Engineering	2,400
General and Administrative	900
Investment in Equipment & Initial Inventory	500
Total	4,500

Product Research and Development

We are currently engaged in completing the development of our first commercial product - the CompactSafe ("CMS").

A prototype CMS was deployed since January, 2007 in several beta-sites, including twice in Israel's main international airport, where a second pilot was carried out in September 2007. A different security environment in which we tested the operability of CMS was the Western Wall in Jerusalem, Israel, in May 2007.

To date we are in the process of manufacturing several CMS machines, which we intend to use for several purposes, including in-house tests and experiments and deployment in airports and other key facilities around the world for the purpose of operational tests and evaluation by potential end-users.

Over the next 12 months we intend to focus our R&D efforts on achieving a fully commercial CMS and having it approved for commercial deployment by the relevant governmental authorities around the world, mainly in the U.S and Europe.

We also intend to progress in the development of our next line of products, including the CarrySafe, which is intended for explosive trace extraction in carry-on luggage.

Lease agreements & investments

The Company and its wholly owned subsidiary, has agreements to lease office space and office services in New York City and Petach-Tikva (Israel). Total expected lease expenses for the next 12 months are approximately $92,500. We have lease agreements for our Israeli facilities until November 2009.

As of September 30, 2007 the Company and its subsidiary have invested approximately $264,000 in leasehold improvements and furniture for its new facilities.

In addition, as of September 30, 2007, a sum of approximately $385,000 has been invested in equipment, computer hardware and computer software for the Subsidiary's development group.

Employees

As of November 1, 2006 there are 27 full time employees, other than its directors, and 5 part time employees being employed by our subsidiary. We expect to further recruit a number of part time and full time employees in the field of engineering, R&D, administrative and business development over the next 12-month period.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

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

SFAS No. 159 - The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). This standard permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. As applicable to the Company, this statement will be effective as of the year beginning January 1, 2008. The Company is currently evaluating the impact that the adoption of FAS 159 would have on its consolidated financial statements.

ACCOUNTING POLICIES

The Securities and Exchange Commission ("SEC") defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

Not all of the accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the following policies could be deemed to be critical within the SEC definition. We have historically incurred losses, and through September 30, 2007 have incurred losses of $12,576,071.

Effective January 1, 2006 the Company adopted SFAS No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”) using the Modified Prospective Approach. SFAS No. 123R revises SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123") and requires the measurement and recognition of compensation of all share-based payments, to be based on their estimated fair values at grant date, or the date of later modification, over the requisite service period. The interim statements as of September 30, 2007 and for the nine month period then ended reflect the impact of SFAS No. 123R. For the nine month period ended September 30, 2007 the Company recorded stock based compensation expense related to issuance of restricted stock units and stock options to employees in the amount of $1,094,259.

The Company accounts for stock-based payment issued to non-employees on a fair value basis in accordance with SFAS No. 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and related interpretations. For the nine month period ended September 30, 2007 the Company recorded stock based compensation related to issuance of Shares of its Common Stock and of Stock Options in the amount of $2,274,271.

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

Results of Operations

Nine months ended September 30, 2007 and 2006

The Company's operating expenses for the nine months period ended September 30, 2007 and 2006, were $6,203,827 and $4,149,985, respectively. The principal components of the expenses were for R&D activities, in respect of the development of our 2 new products: the CarrySafe and the CompactSafe, as well as general and administrative expenses, mainly consisting of payroll cost and consulting expenses including stock based compensation.

Our Company recorded losses of $6,161,217 and $4,141,258 for the nine months period ended September 30, 2007 and 2006, respectively, and losses of $12,576,071 since March 20, 2002 (date of inception).

Liquidity and Capital Resources

The Company has not recorded any revenue since inception.

During the period of the nine months ended September 30, 2007, the Company had an average total burn rate of approximately $400,000 per month, mainly consisting of the following, over the last nine months (in thousands $):

Employees and consultants	1,470
Engineering & R&D activities	950
Marketing & Business Dev.	240
General & Administrative	880
Investment in equipment	60
Total	3,600

The Company has incurred losses of $12.6 million and negative cash flow of $7.4 million from operations since inception. In addition the Company has not yet derived income from sale of its products and it is mainly engaged in research and development and production activities with respect to such products. All of the Company’s cash requirements to date were generated from its stockholders through issuance of the Company’s common stock and warrants to purchase common stock. These factors raise doubt about the Company's ability to continue as a going concern. We intend to continue to fund our operations through equity or debt financings for the foreseeable future, until we generate positive cash flow from operations. Our ability to continue operating as a going concern is dependent on our ability to raise sufficient additional working capital. We cannot be certain that such financing will be available on acceptable terms, or at all. Our current cash reserves are sufficient to fund our operations through approximately the end of December 2007 based on current budgeted expenditures.

The Company has no long-term debt and does not regard long-term borrowing as a good, prospective source of financing.

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being September 30, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 29 2007 the Company granted 145,188 shares of its common stock, par value $0.001 each, to several service providers, in consideration for service provided. The aforementioned securities were issued in reliance upon the exemption afforded by the provisions of Regulation S, as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended, based on the fact that at the time of the offer and sale of such securities to such service providers, the service providers were not inside the U.S., and in reliance on each of the service providers' representation that such person was not a "U.S. person" (as defined in Regulation S) and is not acquiring the securities for the account or benefit of any U.S. person.

On October 8, 2007 the Company granted 200,000 shares of its common stock, par value $0.001 each, to a certain service provider, in consideration for service to be provided. The aforementioned securities were issued in reliance upon the exemption afforded by the provisions of Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder, and in reliance on the purchaser's representations as to its status as an accredited investor, and that it was acquiring the shares for investment purposes and with not a view to any sale or distribution. In addition, the shares bear a 1933 Act restrictive legend.

On October 8, 2007, the Company granted an option to purchase up to 180,000 shares of the Company's Common Stock, par value $0.001 per share, to a member of the advisory board of the Company in consideration of services provided by such advisory board member. The vesting of the option is subject to a certain service and performance schedule. Option is exercisable at $0.70 per share and expires 5 years after its vesting. The aforementioned option was issued in reliance upon the exemption afforded by the provisions of Regulation S, as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended, based on the fact that at the time of the offer and sale of such securities to such service providers, the service providers were not inside the U.S., and in reliance on each of the service providers' representation that such person was not a "U.S. person" (as defined in Regulation S) and is not acquiring the securities for the account or benefit of any U.S. person.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company initiated a proxy solicitation in September 2007 for the Company’s annual meeting of stockholders that was held on November 2, 2007 in New York, New York. At the annual meeting, the matters to be voted upon by stockholders were the election of nominees to the three person board of directors of the Company and the proposal to ratify the selection by the Company of Kesselman & Kesselman PricewaterhouseCoopers as the independent auditors for the fiscal year ending December 31, 2007. On the election of nominees to the board of directors, nominee Dr. Ehud Ganani received 23,754,433 votes for and 100 votes withheld, nominee Jack Hornstein received 23,754,433 votes for and 100 votes withheld, nominee David Cohen received 23,754,533 votes for and 0 votes withheld, and no other nominee received any votes for. Each of Dr. Ehud Ganani, Jack Hornstein and David Cohen received a plurality of the votes cast at the annual meeting and each was elected as a member of the board of directors. On the proposal to ratify the selection of Kesselman & Kesselman PricewaterhouseCoopers as the independent auditors for the fiscal year ending December 31, 2007, the proposal received 23,754,033 votes for, 500 votes against and 0 abstentions. As such, the proposal received an affirmative vote of a majority of the shares represented at the annual meeting and was approved.

Item 5. Other Information.

On November 8, 2007, the Company issued a press release to publicly announce that the Company and Smiths Detection, a leading global company in the field of airport and critical infrastructure security screening systems, had entered into a Letter of Intent. The Letter of Intent calls for the parties to work together on an exclusive basis to bring about a definitive agreement between the parties to jointly market the Company’s CompactSafe Automated Trace Extraction system to select aviation and homeland security customers. In addition, the press release noted that the parties are discussing cooperation on the integration of CompactSafe Automated Trace Extraction system and the Company’s other products and capabilities with Smiths Detection’s IONSCSAN IMS explosives trace detectors.

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
Date: November 13, 2007

/s/ David Ben-Yair
David Ben-Yair, Chief Financial Officer
(Principal Financial Officer)
Date: November 13, 2007