Form 10KSB
period 2007-12-31
TRACEGUARD TECHNOLOGIES, INC.
filed 2008-04-14
CIK 1174890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐     No ☒

The Issuer's revenues for the year ending December 31, 2007 were $0.

As of April 13, 2008, the number of shares outstanding of the Issuer's common stock was 38,308,542.

As of April 13, 2008, the aggregate number of shares of Common Stock held by non-affiliates was approximately 28,428,552

As of April 13, 2008, the aggregate market value of the Issuer's common stock held by non-affiliates was 9,949,993, based on the average bid and asked price of $0.35 per share as of April 11, 2008.

FORM 10-KSB

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

i

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Organizational History

TraceGuard Technologies, Inc. (the “Company” or “TraceGuard”) was incorporated in the State of Nevada on March 20, 2002, as IBHAS Technologies Inc. ("IBHAS"), for the purpose of developing and marketing an internet based computer software program. On June 29, 2005, a group of individual investors acquired approximately 76.6% of IBHAS’s outstanding shares. On August 15, 2005 a letter of intent was signed between IBHAS and Tracetrack Technology Ltd. ("TraceTrack"), an Israeli-based company, regarding the licensing of certain patents owned by Tracetrack. As a result, IBHAS determined to focus its business operations on the development and marketing of products for the homeland security market. Pursuant to the letter of intent, the Company paid TraceTrack a down payment of $100,000.

Effective September 12, 2005, the Registrant changed its name from IBHAS to TraceGuard Technologies, Inc.

On February 15, 2006, the Company's wholly owned subsidiary, TraceGuard Technologies Ltd., a corporation organized under the laws of Israel (the "Subsidiary"), entered into a License Agreement (the "Agreement") with TraceTrack. Pursuant to the Agreement, the Company, under certain terms and conditions as set forth in the Agreement, acquired an exclusive, worldwide, perpetual license to the patents and related know-how owned by TraceTrack, which involves technology being developed to be used for the collection of explosive traces. In consideration of the license granted to the Company, TraceTrack will receive royalty payments of 3% of net sales until the earlier of five years from the first commercial sale of a product, or until an aggregate royalty payment of $2,500,000 has been paid to TraceTrack. This is in addition to the down payment mentioned above. On December 11, 2006 the Company entered into amendment of the Agreement. The amendment eliminated the right of TraceTrack to terminate the license if certain development milestones were not achieved by the Company. Dr. Freddy Ornath, who owns approximately 26% of the Company's common stock, as of December 31, 2007, is the owner, through another entity, of TraceTrack Technology, Ltd. See also Note 7 to the financial statements.

Market Overview and Operating Environment

In the post-9/11 world, airport authorities face tremendous challenges in screening and inspecting the more than 4 billion pieces of carry-on and checked luggage that pass through aviation checkpoints each year. The events of 9/11, the near catastrophe at Heathrow in August 2006, train attacks in Madrid, London and Mumbai, and scores of other events have tragically demonstrated the intent and capability of terrorists to use improvised explosive devices in order to successfully attack civilian targets. While the need to detect and prevent explosives and other hazardous materials from reaching civilian airliner and transport is critical, the ability of governments and law enforcement to conduct effective detection is constrained by a series of technological and operational hurdles. A successful solution for explosives detection must balance thorough and economical screening of luggage and cargo with the need to avoid disruption to airline schedules, passenger flow and unnecessary intrusion into passenger privacy.

Unfortunately, the current screening methods deployed by the United States’ Transportation Security Agency (“TSA”) at U.S. airports provide neither sufficient capability for detecting explosives, nor adequate ease of passenger throughput. The X-ray machines and Computer Tomography-based (CT) systems currently deployed by TSA operators provide only imagery of the screened luggage, rather than a full and accurate analysis of the contents within. Detection based on images is insufficient because many non-hazardous items have similar densities to explosive materials; reliance on this capability alone allows for the realistic possibility that a lethal item may be mistaken for a non-hazardous one. Airports outside the United States face similar challenges and are subject to the same technological limitations of explosives detection capabilities.

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

Numerous TSA officials have commented that better sampling is the key to improved overall explosives detection. The Company's core value proposition is to automate and dramatically advance this segment of the detection process.

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

The Company's automated trace extraction technology extracts samples of suspect substances from the interior and exterior of checked items, and transfers the collected particles to standard off-the-shelf analyzers. The core of the Company's proprietary technology is the use of non-destructive physical methods to automatically release and extract traces, molecules, particles and vapors of explosives from both the exterior and interior of screened objects. The result of this markedly increased efficacy in extraction is an exponential improvement in detecting explosives - the Company's systems are so effective that they can extract residues as small as 50 micrograms, less than the weight of a fingerprint’s residue which would be left by someone who has handled explosive materials.

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

TraceGuard is currently developing a suite of products for performing automated trace extraction, geared for the following applications:

CompactSafe: The CompactSafe product automatically extracts traces of explosives from compact items, and is designed for use in aviation security systems as well as other homeland defense applications. Items such as laptops, medical devices and cameras often have complex internal mechanisms which are difficult to open, requiring more sophisticated inspection mechanisms than those used to screen standard carry-on items. CompactSafe enables complete extraction and sampling of substances from both the interior and exterior of the inspected items. Because there is no reliable equipment or system that can provide this level of accuracy or efficiency in trace extraction of explosives, CompactSafe offers a dramatic improvement over methods currently used in explosives trace detection and offers a considerable value proposition to security authorities worldwide. CompactSafe successfully completed two pilot programs at Israel’s major international airport in January 2007 and August 2007 respectively, an additional pilot program with the Israeli police at the Western Wall in Jerusalem, Israel.

CarrySafe: The CarrySafe system is designed to automatically extract and collect particle residue of explosives from the interiors and exteriors of suspect carry-on luggage at aviation screening passenger checkpoints. CarrySafe provides a second-level check when bags require “resolution” or a more in-depth inspection. CarrySafe is targeted to meet the security requirements of the TSA and other aviation and homeland security agencies worldwide. Like CompactSafe, there is no automated system that can provide this level of accuracy or efficiency in trace extraction of explosives in carry-on luggage. CarrySafe offers a dramatic improvement over methods currently used in explosives trace detection and offers a considerable value proposition to security authorities.

At the core of the CarrySafe system is TraceGuard’s proprietary automated trace extraction technology, which seals and manipulates air molecules to cause the rapid release and extraction of particles from items being inspected. This technology is so effective that it can extract mere micrograms of explosives, traces weighing less than a fingerprint residue. As with other TraceGuard products, CarrySafe is capable of extracting any type of explosive trace, in both solid and liquid form. The CarrySafe product is in its preliminary prototype stage.

Additional products exist in the design stages:

ShoeSafe: The Shoesafe system is designed to address and solve the problem of hidden substance in passenger's shoes. Today the process of checking shoes involves removing of the shoes which is a time consuming effort. At the core of the ShoeSafe system is TraceGuard’s proprietary automated non-invasive trace explosive extraction method. ShoeSafe is designed to extract particles from passenger's shoes without the need to remove the shoes. The procedure is designed to be fast and non intrusive, delivering a more effective, and economical explosive trace extraction solutions for the billions of passengers shoes screened each year.

HoldSafe: The HoldSafe system is designed to be compatible with Hold Baggage Screening (HBS) and will automatically collect particle residue of explosives from checked luggage. At the core of the HoldSafe system is TraceGuard’s proprietary automated non-invasive trace explosive extraction method. Unlike existing screening technologies that rely on bulk identification, HoldSafe is designed to uniquely extract and collect explosive traces from both the inner and outer surfaces of checked luggage. It closely resembles the CarrySafe system but is larger in size. The HoldSafe system is designed to help deliver more effective and economical explosive trace extraction solutions for the billions of items of checked luggage and freight screened each year. The HoldSafe concept will be able to be adapted for use in ground and sea transportation terminals, mail-sorting facilities, public buildings, stadiums and additional points of security concern.

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

Suppliers and Production Process

TraceGuard's does not presently have contracts or orders for its products. However, arrangements for the production of its products along with the provision of materials necessary for the manufacture of its products are being put into place. The Company is negotiating with several potential vendors regarding production and supply of raw materials.

Distribution

TraceGuard expects to introduce its products to customers in the Homeland Security (“HLS”) market through two potential venues:

a)
Distribution through a licensing agreement with a strategic partner that is a leader in the explosives detection/HLS field.  This partner would have a marketing, training and maintenance capability in place and would already have conducted sales and procurement with relevant customers in the US and European government agencies. The advantage of this strategy is lower setting up costs of the marketing arm; however, the potential revenue from this method could be lower since it is based on royalties instead of direct sales. During 2008, the Company expects to enter a certification processes leading to sales with the US and Israeli regulators.

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

Intellectual Property

TraceGuard has filed nine patent applications and three provisional patents in the U.S. These patents cover key aspects of its core technology. Five of the new patent applications were filed in 2006 along with two provisional patents.  Four new patent applications were filed in 2007 along with one new provisional application.  Each provisional application represents a large body of ideas covering a major company system and will be further broken down into five to ten new patents after review.

TraceGuard is in the process of preparing additional patent applications, in the United States and other countries in connection with additional technologies, which it has developed.

Competition

TraceGuard does not believe that it has any direct competition. The majority of the companies in the explosives detection field are focused on imaging and detection solutions rather than improving and automating the trace collection process. TraceGuard’s most immediate “competitors” are the thousands of security operators at checkpoints and hold baggage security stations worldwide that perform the manual swabbing process. The company’s greatest competitive challenge, therefore, is to convince TSA and other potential customers that TraceGuard’s Automated Trace Extraction method is superior to manual collection. This is a challenge that TraceGuard believes that it can meet.

Government Regulation

In the U.S., the TSA is responsible for screening all commercial airline passengers and baggage for weapons, explosives, and other hazardous or dangerous items. HLS senior personnel have publicly stated that the top concern of the TSA is to stop explosives at checkpoints in all commercial airports.

The TSA has established a framework for assessing all relevant technologies, for certifying products and for awarding contracts. TraceGuard is planning to seek regulatory approval, and is planning on working with the regulators, such as TSA and other government agencies in other jurisdictions, to insure that its products meet their specific requirements.

Research and Development

During the last two fiscal years, the Company's research and development expenses were approximately $3,466,000 in 2007 and $2,394,000 in 2006.

Employees

As of April 13, 2008, TraceGuard employs 20 persons on a full and part time basis and several consultants. TraceGuard has not experienced any work stoppages and TraceGuard considers relations with its employees to be good. TraceGuard anticipates hiring additional employees as it increases production and distribution of its products.

Risk Factors

Our Company Has A History Of Losses And We Expect To Incur Losses For The Foreseeable Future.

We have had no revenues since inception. As a development stage company, we are at the early stages of executing our business plan. Our ability to operate successfully is materially uncertain and our operations are subject to significant risks inherent in a developing business enterprise. Although we anticipate that a few products resulting from our research and development efforts will be commercially available over the next year, we do not expect this to generate sufficient revenues to finance our operations. We do not expect to generate substantial revenues from strategic partnerships or otherwise for at least the next 12 months. Furthermore, we expect to incur substantial and increasing operating losses for the next several years as we increase our spending to execute our development programs. These losses are expected to have, an adverse impact on our working capital, total assets and stockholders' equity, and we may never achieve profitability.

TraceGuard is a Development Stage Company with a Non-Commercialized Technology. There is a Risk that TraceGuard's Business May Fail.

To date, TraceGuard has been involved primarily in research, testing and product development. TraceGuard has only a limited operating history and little experience in producing and bringing to market its products. TraceGuard may experience in the future many of the problems, delays and expenses commonly encountered by early stage businesses, many of which are beyond its control. These problems include, but are not limited to:

•	substantial delays and expenses related to testing, development, and production of TraceGuard's products

•	unanticipated difficulties relating to the production and marketing of a new product

•	competition from larger and more established companies

•	lack of market acceptance of TraceGuard's new products and technologies

TraceGuard has only a limited operating history upon which to base any projection of the likelihood that it will prove successful, and thus TraceGuard cannot assure that it will achieve profitable operations or even generate any operating revenues.

In addition, TraceGuard's patent pending technology is a new approach to collecting explosive traces from concealed enclosures such as luggage, cargo and vehicles and the unproven aspects of its technology may not achieve commercially viability. There is the potential that TraceGuard may not be able to produce products on a sustainable basis. It is also possible that TraceGuard's proposed products will not meet certain regulatory requirements of the TSA and other government agencies and it may not be able to manufacture or successfully market its proposed products at a reasonable cost.

TraceGuard has a License From a Third Party- even though the intention of the Company is not to use any of the patent applications, Such Technology May Not be Adequately Protected and may infringe on Others’ Proprietary Technologies, Which Could Increase TraceGuard's Litigation Costs and Delay the Introduction of its Products to the Marketplace.

TraceGuard cannot be certain that the creators of Tracetrack's technology were the first inventors of inventions covered by Tracetrack's patents or that they were the first to file patent applications.

It is also possible that Tracetrack's technologies may infringe on patents or other rights owned by others. TraceGuard may have to alter its products or processes, pay further licensing fees, defend an infringement action or challenge the validity of the patents in court, or cease activities altogether because of patent rights of third parties, thereby causing additional unexpected costs and delays to TraceGuard. If TraceGuard’s products or technologies infringe intellectual property rights of third parties, there can be no assurance that a further license will be available to TraceGuard, if at all, upon terms and conditions acceptable to TraceGuard or that TraceGuard will prevail in any patent litigation. Patent litigation is costly and time consuming, and there can be no assurance that TraceGuard will have sufficient resources to pursue such litigation. If TraceGuard does not obtain a further license under the third party’s patents, is found liable for infringement or is not able to have such patents declared invalid, TraceGuard may be liable for significant money damages and may encounter significant delays in bringing products and services to market. Although TraceGuard is not aware of any third party rights upon which its technologies infringe, there can be no assurance that TraceGuard or Tracetrack has identified United States or foreign patents that pose a risk of such infringement.

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

TraceGuard currently does not have any mechanism in place for the distribution of its products. If TraceGuard is unable to obtain or develop suitable commercial arrangement for the distribution of its products, it will be unable to commercially exploit the intellectual property rights that it has obtained pursuant to the Agreement.

TraceGuard Needs to Raise Capital to Fund its Operations, and its Failure to Obtain Funding When Needed may Force TraceGuard to Delay, Reduce or Eliminate its Product Development Efforts.

If TraceGuard is not capable of generating sufficient revenues from operations in the future and its capital resources are insufficient to meet future requirements, TraceGuard may have to raise funds to continue the development, commercialization, marketing and sale of its licensed technologies.

TraceGuard cannot be certain that funding will be available on acceptable terms, or at all. To the extent that TraceGuard raises additional funds by issuing equity securities, its stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact TraceGuard's ability to conduct its business. TraceGuard’s cash reserves are minimal and it has had difficulty stretching its cash reserves to meet its payment obligations. These difficulties have caused TraceGuard to delay various product development initiatives. If TraceGuard is unable to raise additional capital as required or on acceptable terms, it may have to significantly delay, scale back or discontinue the development and/or commercialization of one or more of its products, restrict its operations or obtain funds by entering into agreements on unattractive terms.

TraceGuard is Dependent Upon Key Personnel.

TraceGuard's success is heavily dependent on the continued active participation of its current President and Chief Executive Officer, Avi Kostelitz. Loss of the services of this person could have a material adverse effect upon TraceGuard's business, financial condition or results of operations. Mr. Kostelitz has no plans to retire or leave TraceGuard in the near future. TraceGuard does not maintain any key life insurance policy for this person. The loss of TraceGuard's Chief Executive Officer could significantly impact its business until adequate replacement can be identified and put in place.

There is a Risk that Products Developed by Competitors Will Reduce TraceGuard's Profits or Force It Out of Business.

TraceGuard may face competition from companies that are developing products similar to those that TraceGuard is developing. The security industry has spawned a large number of efforts to create technologies that help to detect explosives in concealed enclosures such as luggage, cargo and vehicles. These companies may have significantly greater marketing, financial and managerial resources than TraceGuard. TraceGuard cannot assure investors that its competitors will not succeed in developing and distributing products that will render TraceGuard's proposed products obsolete or noncompetitive. It is possible that such competition could potentially force TraceGuard out of business.

TraceGuard May Be Subject to Government Approvals and Regulations that Reduce its Ability to Commercialize its Products, Increase TraceGuard's Costs of Operations and Decrease its Ability To Generate Income.

TraceGuard's ability to develop and commercialize its products is dependent upon approval from certain governmental security organizations, such as the TSA and the Israeli Security Agency.

There can be no assurance that TraceGuard will obtain regulatory approvals and certifications for its products. Even if TraceGuard is granted such regulatory approvals and certifications, it may be subject to limitations imposed on the use of its products. In the future, TraceGuard may be required to comply with certain restrictive regulations, or potential future regulations, rules, or directives and TraceGuard cannot guarantee that such restrictive regulations will not be imposed in the future. Such potential regulatory conditions or compliance with such regulations may increase TraceGuard's cost of operations or decrease its ability to generate income.

TraceGuard May Have Difficulties Managing Growth Which Could Lead to Higher Losses.

While TraceGuard has not yet achieved any revenues through the production and sale of its products, if certain events occur, TraceGuard might be in a position to rapidly commercialize its products. Rapid growth would strain TraceGuard's human and capital resources, potentially leading to higher operating losses. TraceGuard's ability to manage operations and control growth will be dependent upon its ability to raise and spend capital to improve its operational, financial and management controls, reporting systems and procedures, and to attract and retain adequate numbers of qualified employees. Should TraceGuard be unable to successfully create improvements to its internal procedures and controls in an efficient and timely manner, management may receive inadequate information necessary to manage TraceGuard's operations, possibly causing additional expenditures and inefficient use of existing human and capital resources.

TraceGuard's Principal Research and Development Facility is Located in Israel, Which Has Historically Experienced Military and Political Unrest.

TraceGuard's principal research and development facility is located in Israel. As a result, TraceGuard is directly impacted by the political, economic and military conditions affecting Israel. Any major hostilities involving Israel, or the interruption or curtailment of trade between Israel and its present trading partners, could significantly harm TraceGuard's business, operating results and financial condition.

In addition, certain of TraceGuard's officers and employees may be obligated to perform annual reserve duty in the Israeli military and are subject to being called up for active military duty at any time. All Israeli male citizens who have served in the military are subject to an obligation to perform reserve duty until they are between 40 and 54 years old, depending upon the nature of their military service.

Because All of TraceGuard's Officers and Directors are Located in Non-U.S. Jurisdictions, You May Have No Effective Recourse Against the Management for Misconduct and May Not Be Able to Enforce Judgment and Civil Liabilities Against TraceGuard's Officers, Directors, Experts and Agents.

All of TraceGuard's directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of their assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against TraceGuard's officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state of the United States.

Your Percentage Ownership Will Be Diluted By Options and other Stock-Based Compensation Instruments that TraceGuard Intends To Grant To Management, Employees, Directors And Consultants.

In the process of hiring new management members and employees, recruiting new directors and retaining additional advisors, such as Advisory Board members, and consultants, we intend to make further grants under our stock option and incentive plans, pursuant to which we expect issue options or restricted stock units to such persons. Such issuances will, when made, dilute your percentage ownership in the company. There are currently 5,674,000 shares subject to awards previously made to directors, officers, employees, and consultants.

Shares that are Eligible for Sale in the Future may Affect the Market Price of our Common Stock

As of April 13, 2008, an aggregate of 30,178,829 of the outstanding shares of our common stock are "restricted securities" as that term is defined in Rule 144 of the Securities Act of 1933 (“Rule 144”). These restricted shares may be only sold pursuant to an effective registration statement under the securities laws or in compliance with the exemption provisions of the securities laws. Between March 2006 and November 2006, 17 stockholders of the Company executed unilateral lock-up undertakings with respect to their shares of common stock. The lock-up undertakings relate to an aggregate of 13,226,004 shares, and provide an undertaking by such stockholders not to sell such shares publicly, except that 20% of such shares can be sold after March 2, 2007, an additional 30% of such shares may be sold after March 31, 2008, and the balance of the shares may be sold after March 31, 2009. In addition, as of April 13, 2008 14,591,745 shares are issuable pursuant to currently exercisable warrants, 2,567,000 shares are issuable pursuant to currently exercisable options and 1,335,333 shares are issuable pursuant to the vesting of employees' RSU. Future sales of substantial amounts of shares in the public market, or the perception that such sales could occur, could negatively affect the price of our common stock.

Compliance with Israeli Securities Law

During 2006, the Company conducted several private placements in Israel, which resulted in sales of securities to a number of investors in excess of the Israeli statutory limit for non-public offerings. The Company, based on advice of Israeli counsel, believes that since it gave complete disclosure to investors in these financings, there will be no adverse consequence arising in respect of this matter. Israeli law does not permit penalties to be imposed in this situation if the issuer is able to prove there was no intent to mislead investors in connection with the offerings.

ITEM 2. DESCRIPTION OF PROPERTY

TraceGuard’s principal office is located at 330 Madison Avenue, 9th floor, New York, NY 10017. TraceGuard's research and development facility is located at #6 Ravnitzki St., Segula Industrial Park, Petach Tikva 42799, Israel. This facility consists of approximately 10,000 square feet with a monthly rent of approximately $9,000. The Company leases its principal office and its research and development facility.

The Company believes that these properties are adequate for its current and immediately foreseeable operating needs. The Company currently has no policy regarding investments in real estate, securities or other types of property.

ITEM 3. LEGAL PROCEEDINGS

From time to time, TraceGuard may be involved in routine litigation that is incidental to the business. However, litigation is subject to inherent uncertainties and, in such litigation, an adverse result may from time to time arise that has a material adverse affect on our business, financial condition or operating results. TraceGuard is not aware of any litigation that will, or is expected to, have a material adverse affect on our business, financial condition or operating results. TraceGuard is not aware of any proceeding against TraceGuard that is contemplated by a governmental authority, including any proceeding involving federal, state or local environmental laws, or any material proceeding to which any director, officer or affiliate of the Company, any owner of greater than 5% of the common stock of the Company or any security holder is adverse to TraceGuard or has a material interest adverse to TraceGuard.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

None

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock is traded on the OTC Bulletin Board (the “OTCBB”), under the symbol "TCGD.OB." The following table sets forth the high and low closing price of its Common Stock, as reported by the OTCBB for each quarter since January 1, 2006. The figures set forth below reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

	$
	High*	Low*

2006
1st Quarter	2.15	1.38
2nd Quarter	1.70	1.05
3rd Quarter	1.54	0.71
4th Quarter	1.07	0.40
2007
1st Quarter	1.30	0.50
2nd Quarter	1.22	0.85
3rd Quarter	0.93	0.63
4th Quarter	0.95	0.60

As of April 13, 2008, there were approximately 280 holders of record of the Company’s common stock.

Dividends

Since inception, the Company has not declared or paid any cash dividends on its common stock. The Company currently intends to retain any future earnings to finance the expansion of its business. As a result, the Company does not anticipate paying any cash dividends in the foreseeable future. There are no applicable contractual or other restrictions on the Company regarding the payment of dividends, other than restrictions under applicable law.

Recent Sales of Unregistered Securities.

On October 8, 2007, the Company granted 200,000 shares of its common stock to a certain service provider in consideration for service to be provided. The aforementioned securities were issued in reliance upon the exemption afforded by the provisions of Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated there under, and in reliance on the purchaser's representations as to its status as an accredited investor, and that it was acquiring the shares for investment purposes and without a view to any sale or distribution. In addition, the certificate evidencing the shares bears a 1933 Act restrictive legend.

On October 8, 2007, the Company granted an option to purchase up to 180,000 shares of the Company's Common Stock to a member of the advisory board of the Company in consideration for services provided by such advisory board member. The vesting of the option is subject to a certain service and performance schedule. Option is exercisable at $0.70 per share and expires 5 years after its vesting. The aforementioned option was issued in reliance upon the exemption afforded by the provisions of Regulation S, as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended, based on the fact that at the time of the offer and sale of such securities to such advisory board member, the advisory board member was not inside the U.S., and in reliance on the advisory board member’s representation that such person was not a "U.S. person" (as defined in Regulation S) and was not acquiring the securities for the account or benefit of any U.S. person.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Our financial statements and related notes, which are included in this filing, provide additional information relating to the following discussion of our financial condition, changes in financial condition and results of operations over the last two fiscal years. See Item 7 of this Form 10-KSB. This discussion contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-KSB, including, without limitation, statements related to anticipated cash flow sources and uses, words such as “ anticipates”, “believes”, “plans”, “expects”, “continue”, “will”, and similar expressions are intended to identify forward- looking statements. We caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in forward-looking statements.

General

Our business strategy involves the development and commercialization of technologies for homeland security applications. This focus is based on an exclusive technology licensing agreement with Tracetrack which was finalized in a licensing agreement between the Subsidiary and Tracetrack on February 15, 2006. Since inception, Tracetrack has focused on developing technologies for homeland security applications and will continue to do so in the next twelve months.

Cash Requirements and Liquidity
As of December 31, 2007, we had a working capital deficiency of $775,374. Since January 1, 2008 we have raised approximately $200,000 in private placement financings the terms of which have not yet been reduced to definitive documentation. We intend to continue to fund our operations through financings for the foreseeable future, until we generate positive cash flow from operations.

Estimated use of funds over calendar 2008 (in thousands):

Development and Engineering	1,427
Marketing & Business Dev.	312
General and Administrative	814
Property & Equipment	87
Total	2,640

The Company has had no revenues since inception.

During the year ended December 31, 2007, the Company had an average monthly burn rate of approximately $400,000, mainly consisting of (in thousands US$):

Wages and consulting services	270
Engineering and R&D activities	63
Marketing and G&A	22
Investment in equipment	45
Total	400

TraceGuard’s cash reserves are minimal and it has had difficulty stretching its cash reserves to meet its payment obligations. These difficulties have caused TraceGuard to delay various product development initiatives.

Product Research and Development

During 2007, the Company successfully completed 3 major pilots with CompactSafe in the Israeli Airport Authority (in the main international airport) and with the Israeli police (at the Western Wall) - our results proved that the CompactSafe is a mature product ready to be fielded.

We plan to further deploy the CompactSafe in key facilities throughout 2008 in Israel and abroad (major international airport in Europe). Over the next 12 months we intend to focus our efforts on achieving certification from two major aviation regulators, leading to first sales by the second half of 2008. Once sales are established, intensive R&D efforts on CarrySafe will resume in order to reach a mature product.

Lease agreements and investments

The Company and the Subsidiary have agreements to lease office space and office services in New York City and Petach-Tikva (Israel). Total expected lease expenses for the next 12 months are approximately $108,000. We have lease agreements for our Israeli facility until November 2009, with our option for a 2-year extension.

As of December 31, 2007, the Company and its subsidiary have invested approximately $269,000 in leasehold improvements and furniture for its new facilities.

In addition, as of December 31, 2007, a sum of approximately $445,000 has been invested in equipment, computer hardware and computer software for the Subsidiary's development group.

Employees

As of April 13, 2008, there are 20 employees, other than its directors, being employed by the Subsidiary. We expect to further recruit additional part-time and full-time employees in the field of engineering, R&D, administrative and business development over the next 12 months.

Results of Operations

Year Ended December 31, 2007

The Company's operating expenses for the year ended December 31, 2007 and December 31, 2006, were $7,922,843 and $5,969,840, respectively. The principal components of the expenses were for R&D activities, in respect of the development of our 2 new products: the CarrySafe and the CompactSafe, as well as general and administrative expenses, mainly consisting of payroll cost and consulting expenses including stock based compensation.

Our Company recorded losses of $7,883,084 and $5,967,249 for the year ended December 31, 2007 and December 31, 2006, respectively, and losses of $14,297,938 since March 20, 2002 (date of inception).

Off Balance Sheet Arrangements

None.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS INDEX - IN U.S. DOLLARS ($):	Page
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	14-15
CONSOLIDATED BALANCE SHEETS	16
CONSOLIDATED STATEMENTS OF OPERATIONS	17
CONSOLIDATED STATEMENTS OF CASH FLOWS	18-19
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(CAPITAL DEFICIENCY)	20-21
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	22-37

TRACEGUARD TECHNOLOGIES INC.
(FORMERLY IBHAS TECHNOLOGIES INC.)
(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:
TraceGuard Technologies Inc.

We have audited the accompanying consolidated balance sheets of TraceGuard Technologies Inc. (A Development stage Company; hereafter the “Company”) and its subsidiary as of December 31, 2007 and 2006 and the related consolidated statements of operations, of changes in shareholders’ equity (capital deficiency) and of cash flows for the years then ended and cumulatively for the period from April 1, 2005 to December 31, 2007. These consolidated financial statements are the responsibility of the Company’s Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the cumulative totals of the Company for the period from March 20, 2002 (date of incorporation) to March 31, 2005, which totals reflect a deficit of $89,645 accumulated during the development stage. Those cumulative totals were audited by other independent auditors whose report, dated June 8, 2005, expressed an unqualified opinion on the cumulative amounts. Our opinion, insofar as it relates to amounts included for that period is based on the report of the other independent auditors, mentioned above.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiary as of December 31, 2007 and 2006 and the results of their operations and their cash flows for the years then ended, and cumulatively for the period from March 20, 2002 (date of incorporation) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1d to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1d.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

April 13, 2008

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

LBB & Associates Ltd., LLP
(formerly: Lopez, Blevins, Bork & Associates, LLP)
Houston, Texas

June 8, 2005

TRACEGUARD TECHNOLOGIES INC.
(FORMERLY IBHAS TECHNOLOGIES INC.)
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
In US Dollars

	December 31,	December 31,
	2007	2006
	in US Dollars	in US Dollars
Assets

Current Assets
Cash and cash equivalents	62,864	1,056,939
Restricted deposits	26,898	21,264
Prepaid expenses and other receivables	130,878	72,111
Total current assets	220,640	1,150,314

Long Term Prepaid Expenses	34,131	22,153

Restricted deposit	23,574	-

Property and equipment, net	474,277	534,577

License rights	-	455,000
Total Assets	752,622	2,162,044

Liabilities and Shareholders’ Equity (Capital Deficiency)

Current Liabilities

Accounts payable- trade and other	498,294	180,542
Accrued Expenses and Other Current Liabilities	497,720	501,148
Total current liabilities	996,014	681,690
Commitments and contingencies

Total liabilities	996,014	681,690

Shareholders’ Equity (Capital Deficiency)
Share capital - common shares par value $0.001;
Authorized Shares - December 31, 2007 and December 31, 2006 - 150,000,000
Issued and Outstanding Shares - December 31, 2007 and December 31, 2006 - 38,308,542 and 29,669,819 respectively	38,309	29,670
Additional paid-in capital	10,867,913	5,672,277
Receipt on account of shares to be allotted	-	221,435
Warrants	3,148,324	1,971,826
Cumulative Deficit during the development stage	(14,297,938)	(6,414,854)
Total shareholders' equity (Capital Deficiency)	(243,392)	1,480,354
Total liabilities and shareholders' equity (Capital Deficiency)	752,622	2,162,044

The accompanying notes are an integral part of these consolidated financial statements.

TRACEGUARD TECHNOLOGIES INC.
(FORMERLY IBHAS TECHNOLOGIES INC.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
In US Dollars

	Year Ended December 31,	Year Ended December 31,	Cumulative from March 20, 2002 (*) to December 31,
	2007	2006	2007
Research and development expenses	3,465,968	2,393,745	5,890,253
Marketing and Business Development expenses	932,710	-	932,710
Impairment of License Rights	455,000	-	455,000

General and administrative expenses	3,069,165	3,576,095	7,060,898

Operating loss	(7,922,843)	(5,969,840)	(14,338,861)
Financing Income, net	39,759	2,591	40,923

Net Loss for the period	(7,883,084)	(5,967,249)	(14,297,938)

Net Loss per share ("EPS") - basic and diluted	(0.23)	(0.25)	(0.68)

Weighted average number of shares used in computation of EPS basic and diluted	34,817,996	24,150,407	20,911,864

(*) Commencement of operations.

The accompanying notes are an integral part of these consolidated financial statements.

TRACEGUARD TECHNOLOGIES INC.
(FORMERLY IBHAS TECHNOLOGIES INC.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
In US Dollars

	Year Ended December 31,	Year Ended December 31,	Cumulative from March 20, 2002(*) to December 31,
	2007	2006	2007
Cash Flow from Operating Activities :

Net Loss for the period	(7,883,084)	(5,967,249)	(14,297,938)
Adjustments to reconcile net loss for the period to net cash used in operating activities:
Income and expenses not involving cash flow:
Depreciation and Amortization	181,803	57,290	239,535
Impairment of License Rights	455,000	-	455,000
Non-Cash Stock Based Compensation expenses to service provider and employees	2,336,286	1,874,168	4,210,454
Changes in assets and liabilities:
Increase in prepaid expenses and other receivables	(70,745)	(70,184)	(165,009)
Increase in accounts payable and other current liabilities	314,324	495,483	1,003,633
Net cash used in operating activities	(4,666,416)	(3,610,492)	(8,554,325)

Cash Flows from Investing Activities
Restricted deposits	(29,208)	(5,909)	(50,472)
Advance on account of license rights	-	-	(100,000)
Purchase of property and equipment	(121,503)	(530,606)	(713,812)
Net cash used in investing activities	(150,711)	(536,515)	(864,284)

Cash Flows from Financing Activities

Issuance of share capital and warrants, net of issuance expenses	3,823,052	4,086,818	8,543,067
Receipts on accounts of shares to be allotted	-	221,435	908,335
Receipt on account of notes from shareholder	-	-	30,071

Net cash provided by financing activities	3,823,052	4,308,253	9,481,473

Increase (decrease) in cash and cash equivalents	(994,075)	161,246	62,864
Cash and cash equivalents at the beginning of the period	1,056,939	895,693	-
Cash and cash equivalents at the end of the period	62,864	1,056,939	62,864

(*) Commencement of operations.

The accompanying notes are an integral part of these consolidated financial statements.

TRACEGUARD TECHNOLOGIES INC.
(FORMERLY IBHAS TECHNOLOGIES INC.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
In US Dollars

	Year Ended December 31	Year Ended December 31	Cumulative from March 20, 2002(*) to December 31,
	2007	2006	2007
Supplementary information on financing activities not involving cash flows:
Shareholders Contribution	-	355,000	355,000
Shareholders waiver on notes payable.	-	-	37,690

(*) Commencement of operations.

The accompanying notes are an integral part of these consolidated financial statements.

TRACEGUARD TECHNOLOGIES INC.
(FORMERLY IBHAS TECHNOLOGIES INC.)
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY)
In US dollars

	Number of Shares*	Common Stock Amount	Additional Paid In Capital	Receipts on Account of Shares To be Allotted	Warrants	Deficit Accumulated During The Development Stage	Total
Issuance of common stock to founders on inception	15,000,000	2,500	-	-	-	-	2,500
Issuance of common stock	1,440,000	240	47,760	-	-	-	48,000
Issuance of common stock (net of issuance expense) on August 24, 2005	5,360,004	893	72,407	-	-	-	73,300
Issuance of dividend shares on September 12, 2005		18,167	(18,167)	-	-	-	-
Issuance of common stock and warrants (net of issuance expense) on November 6, 2005 and December 5, 2005	642,855	643	275,949	-	162,805	-	439,397
Receipt on accounts of shares to be allotted	-	-	-	686,900	-	-	686,900
Issuance of shares to service providers (net of issuance expense) on August 24, 2005.	100,000	100	69,900	-	-	-	70,000
Capital surplus on account of shareholders waiver on notes payable			37,690				37,690
Net loss for the period	-	-	-	-	-	(447,605)	(447,605)
Balance December 31,2005	22,542,859	22,543	485,539	686,900	162,805	(447,605)	910,182

(*) After giving a retroactive effect to a six-to-one stock split in the form of stock dividend of fully paid dividend shares of $0.001 par value at a rate of five shares for every one share of $0.001 par value.

The accompanying notes are an integral part of these consolidated financial statements.

TRACEGUARD TECHNOLOGIES INC.
(FORMERLY IBHAS TECHNOLOGIES INC.)
(A Development Stage Company)

CONDENSED INTERIM CONSOLIDATED STATEMENT OF CHANGES IN SHAREOLDERS' EQUITY (CAPITAL DEFICIENCY) (Continued)

In US dollars	Number of Shares*	Common Stock Amount	Additional Paid In Capital	Receipts on Account of Shares To be Allotted	Warrants	Deficit Accumulated During The Development Stage	Total
Balance December 31, 2005	22,542,859	22,543	485,539	686,900	162,805	(447,605)	910,182
Issuance of Common Stock and Warrants (net of issuance expenses)	6,994,347	6,994	2,957,703	(686,900)	1,809,021	-	4,086,818
Receipt on accounts of shares to be allotted	-	-	-	221,435	-	-	221,435
Issuance of shares to service providers (net of issuance expenses)	132,613	133	528,618	-	-	-	528,751
Compensation expenses related to RSU and options granted to employees and service providers	-	-	1,345,417	-	-	-	1,345,417
Shareholders Contribution in the form of license rights	-	-	355,000	-	-	-	355,000
Net Loss For The year	-	-	-	-	-	(5,967,249)	(5,967,249)
Balance December 31, 2006	29,669,819	29,670	5,672,277	221,435	1,971,826	(6,414,854)	1,480,354
Issuance of Common Stock (net of issuance expenses)	6,437,971	6,438	2,182,525	(221,435)	1,855,524	-	3,823,052
Issuance of shares to service providers (net of issuance expenses)	2,200,752	2,201	618,199	-	-	-	620,400
Compensation expenses related to RSU and options granted to employees and service providers	-	-	1,715,886	-	-	-	1, 715,886
Expiration of Warrants	-	-	679,026	-	(679,026)	-	-
Net Loss for the year	-	-	-	-	-	(7,883,084)	(7,883,084)
Balance December 31, 2007	38,308,542	38,309	10,867,913	-	3,148,324	(14,297,938)	(243,392)

The accompanying notes are an integral part of these consolidated financial statements.

TRACEGUARD TECHNOLOGIES INC.
(FORMERLY IBHAS TECHNOLOGIES INC.)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL:

a.
TraceGuard Technologies, Inc. (formerly known, until September 12, 2005, as IBHAS Technologies Inc.) ("the Company") was incorporated in Nevada on March 20, 2002. Initially the Company's business plan was to develop and market an internet based computer software program known as IBHAS software. The IBHAS computer software program was intended to automate the process of submission of Internet web page information in multiple languages to major internet search engines. Changes in the market place forced the Company to seek to develop and market other technologies, specifically homeland security applications. The Company is currently developing innovative security technologies and solutions for the detection of explosives. The Company’s systems are designed to improve the screening and detection of explosives, narcotics, biological contaminants and other hazardous materials.

b.	On February 2, 2006, the Board of Directors of the Company approved a change in the Company’s fiscal year from March 31 to December 31.

c.
On September 27, 2007, the Company signed a Letter of Intent with Smiths Detection, a world leader in airport and critical infrastructure security screening systems. Under the Letter of Intent, Smiths and TraceGuard will work exclusively towards bringing about a definitive agreement to accelerate the market entrance of TraceGuard’s Automated Trace Extraction (ATE). In the first phase of the definitive agreement, the companies would cooperate in marketing TraceGuard’s CompactSafe ATE system to select aviation and homeland security customers. Additionally, TraceGuard and Smiths Detection may cooperate on integration of CompactSafe and other TraceGuard products and capabilities for improving and automating trace sample collection with Smiths Detection’s IONSCSAN IMS explosives trace detectors.

d.	Going Concern

As reflected in the accompanying financial statements, the Company’s operations for the year ended December 31, 2007 resulted in an operating loss of $7,922,843 and a negative cash flow from operating activities of $4,666,416. Capital Deficiency as of December 31, 2007 is $243,392. The Company expects to continue operating expenditures at the current level over the next 12 months with no substantial revenues expected. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The Company’s ability to continue operating as a going concern is dependent on its ability to raise sufficient additional working capital. Management’s plan in this regard is to seek additional financing to fund its operations. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICES:

The significant accounting policies applied on a consistent basis (see also g below), are as follows:

a.	Basis of presentation:

The consolidated financial statements are prepared according to accounting principles, generally accepted in the United States of America ("U.S. GAAP"). The consolidated financial statements include the accounts of TraceGuard Technologies Inc. and its wholly owned subsidiary. Inter company transactions and balances have been eliminated upon consolidation.

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

Effective January 1, 2006, the company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-based Payment” (“SFAS 123(R)”). SFAS 123(R) supersedes APB 25 and related interpretations and amends Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows" (“SFAS 95”). SFAS 123(R) requires awards classified as equity awards be accounted for using the grant-date fair value method. The fair value of share-based payment transactions is recognized as expense over the requisite service period.

In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”). SAB 107 provides supplemental implementation guidance on SFAS 123(R), including guidance on valuation methods, inventory capitalization of share-based compensation cost, income statement effects, disclosures and other issues. SAB 107 requires share-based payment to be classified in the same expense line items as cash compensation. The company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). The company elected to recognize compensation cost for an award with only service conditions that has a graded vesting schedule using the straight-line method over the requisite service period for the entire award.

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

TRACEGUARD TECHNOLOGIES INC.
(FORMERLY IBHAS TECHNOLOGIES INC.)
(A Development Stage Company)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICES (Continued)

Since the dollar is the primary currency in the economic environment in which the Company operates, monetary accounts maintained in currencies other than the dollar (principally “cash and cash equivalents” and “accounts payable and accrued expenses”) are re measured using the representative foreign exchange rate at the balance sheet date. Operational accounts and non monetary balance sheet accounts are measured and recorded at the rate in effect at the date of the transaction. The effects of foreign currency re measurement are reported in current operations (as “financing income - net”) and have not been material to date.

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

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 provides recognition criteria and a related measurement model for tax positions taken by companies. In accordance with FIN 48, a tax position is a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions are recognized only when it is more likely than not (likelihood greater than 50 percent), based on technical merits, that the position will be sustained upon examination. Tax positions that meet the more likely than not threshold are measured using a probability weighted approach as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon settlement. The adoption of FIN 48 did not have any effect on the Company's financial statements.

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

Financial instruments that subject the Company to credit risks consist primarily of cash and cash equivalents, which are deposited in major financial institutions in the U.S., Luxemburg and Israel. The Company mitigates its risk by maintaining the majority of its cash and cash equivalents with high-quality financial institutions.

k.	Fair value of financial instruments:

The financial instruments of the Company consist mainly of non-derivative current assets and current liabilities. In view of their nature, the fair value of financial instruments included in working capital of the Company is usually identical or close to their carrying value.

l.	Loss per share “EPS”:

Basic EPS is computed by dividing net loss by the weighted average number of shares outstanding during the reported periods. Diluted EPS reflects the increase in the weighted average number of shares outstanding that would result from the assumed exercise of warrants and options, calculated using the treasury-stock-method (in 2007 and 2006, such effect was not included since it would have been anti-dilutive). Number of warrants, options and restricted stock units (RSU) excluded from the computation of diluted loss per share, as they had an ant dilutive effect amounted to 22,631,212 detailed as follows:

Outstanding December 31, 2007:
Warrants	19,543,545
Options	1,956,500
Performance Options	80,000
RSU	996,167
Performance RSU	55,000
Total	22,631,212

TRACEGUARD TECHNOLOGIES INC.
(FORMERLY IBHAS TECHNOLOGIES INC.)
(A Development Stage Company)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICES (Continued)

m.	Comprehensive income (loss):

The Company has no comprehensive income (loss) components other than net loss for the reported periods.

n.	Recently issued accounting pronouncements

SFAS No. 157 - Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements; however, it does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 (January 1, 2008, for the Company). The Company is currently evaluating the impact of the provisions of SFAS 157 on its financial position and results of operations. In February 2008, the FASB deferred for one additional year the effective date of SFAS 157 for all non financial assets and non financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

SFAS No. 159 - The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This standard permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. As applicable to the Company, this statement will be effective as of the year beginning January 1, 2008. The Company is currently evaluating the impact that the adoption of SFAS 159 would have on its consolidated financial statements.

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, Share-Based Payment, of the Staff Accounting Bulletin Series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the "simplified" method in developing an estimate of expected term of "plain vanilla" share options and allows usage of the "simplified" method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the "simplified" method for estimating the expected term of "plain vanilla" share option grants after December 31, 2007. The adoption of SAB 110 is not expected to have a material effect on the company’s financial statements.

In June 2007, the Emerging Issues Task Force (EITF) reached Issue No. 07-03, "Accounting for Nonrefundable Advance Payments for Goods or Services Received to Be Used in Future Research and Development Activities" (EITF No. 07-03).  EITF No. 07-03 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability.  The provisions of EITF 07-03 will be effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years (January 1, 2008, for the Company). The provisions of  this EITF are applicable for new contracts entered into on or after the effective date. Earlier application is not permitted.

TRACEGUARD TECHNOLOGIES INC.
(FORMERLY IBHAS TECHNOLOGIES INC.)
(A Development Stage Company)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICES (Continued)

In December 2007, the FASB ratified EITF Issue No. 07-01, "Accounting for Collaborative Arrangements" ("EITF 07-01").  EITF 07-01 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-01 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF 07-01 is effective for fiscal years beginning after December 15, 2008 (January 1, 2009, for the Company).  EITF 07-01 shall be applied using modified version of retrospective transition for those arrangements in place at the effective date. An entity should report the effects of applying this Issue as a change in accounting principle through retrospective application to all prior periods presented for all arrangements existing as of the effective date, unless  it is impracticable to apply the effects the change retrospectively. The Company is currently assessing the impact that EITF 07-01 may have on its results of operations and financial position.

NOTE 3 - PROPERTY AND EQUIPMENT, NET

	December 31, 2007	December 31, 2006
	In US Dollars
Cost:
Computers and peripheral equipment	125,135	97,341
Office furniture	78,800	70,057
Development Equipment	295,166	232,853
Leasehold improvement	189,856	167,788
Other	24,855	24,270
	713,812	592,309

Less - Accumulated depreciation	239,535	57,732

Depreciated cost	474,277	534,577

NOTE 4 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	December 31, 2007	December 31, 2006
	In US Dollars
Accrued Expenses	274,107	361,555
Employees	82,400	39,101
Employees Social Benefits	92,201	66,119
IRS and Social Security	49,012	34,373
Total	497,720	501,148

TRACEGUARD TECHNOLOGIES INC.
(FORMERLY IBHAS TECHNOLOGIES INC.)
(A Development Stage Company)

NOTE 5 - COMMITMENTS AND CONTINGENT LIABILITIES

a.	Lease:
1)
The Subsidiary leases office space in Israel and New York under an operating lease at a monthly rent of approximately $9,000 which expires in November 2009. In connection with this lease agreements two bank guarantees for $17,522 and $ 4,592, respectively, issued to the premises landlord. The Subsidiary secured such guarantee by 2 restricted deposits in the same amount.

2)	The Company paid office space rent in the amount of $ 111,300 for the year ended December 31, 2007 and $91,370 for year ended December 31, 2006.

3)	Future minimum lease commitments under non-cancelable operating lease as of December 31, 2007, are approximately $ 161,000.

b.
In consideration for the license granted to the Company (see note 7) Tracetrack will receive royalty payments of 3% of net sales until the earlier of: five years from the first commercial sale of a product, or at the time of the aggregate total royalty payment equal $2,500,000.

c.
The Company entered into several agreements with consultants and brokers outside the U.S. in the form of a “Finder Fee Agreement”. The Company is committed to certain cash and shares payment of the Company, proportional to the amount raised by the consultant or broker, in accordance with the terms of the Finder Fee Agreements.

Israeli labor law requires payment of severance pay upon dismissal of an employee or upon termination of employment in certain other circumstances. The Company's severance pay liability to their employees is covered by purchase of managerial insurance policies. Pursuant to section 14 of the Severance Compensation Act, 1963 ("section 14"), the Company's employees are entitled to monthly deposits, at a rate of 8.33% of their monthly salary, made in their name with insurance companies and pension funds. Payments in accordance with section 14 relieve the Company from any future severance payments in respect of those employees and as such the Company may only utilize the insurance policies. for the purpose of disbursement of severance pay. The amounts funded are not reflected in the balance sheets since they are not under the control and management of the companies, as the significant severance pay risks have been irrevocably transferred to the pension funds and insurance companies. severance costs in the years ended December 2007 and 2006 were $361,330 and $ 241,849 respectively.

TRACEGUARD TECHNOLOGIES INC.
(FORMERLY IBHAS TECHNOLOGIES INC.)
(A Development Stage Company)

NOTE 6 - INCOME TAXES

As of December 31, 2007 the company had approximately $4,367,000 of net operating losses that may be used to offset future taxable income but are subject to various limitations imposed by rules and regulation of the Internal Revenue Service of the United States of America. This amount is expected to be expired during the years between 2025 and 2027. The Subsidiary has approximately $4,778,000 of net operating losses that may be used indefinitely to offset future taxable income but are subject to various limitations imposed by rules and regulation of the Income tax authorities in Israel. Valuation allowances equal to the full amount of the deferred tax assets were established due to the uncertainty of the utilization of the operating loss in the future.

a.  Composition of loss from continuing operations before income taxes is as follows:

	Year Ended December 31, 2007	Year Ended December 31, 2006
Domestic	$5,521,632	$1,811,188
Foreign	$2,361,452	$4,156,061
	$7,883,084	$5,967,249

b. Deferred income tax
	Year Ended December 31, 2007	Year Ended December 31, 2006
Deferred income tax assets:
Net operating loss carry forward	$3,157,757	$963,625
Employees benefits	$15,038	$11,951
Gross deferred tax assets	$3,172,795	$975,576
Less valuation allowance	$(3,172,795)	$(975,576)
Net deferred tax assets	$—	$—

c.	Tax Reform in the United States:

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

e.	Tax assessments

The company and its subsidiary have not been assessed for tax purposes since its incorporation.

TRACEGUARD TECHNOLOGIES INC.
(FORMERLY IBHAS TECHNOLOGIES INC.)
(A Development Stage Company)

NOTE 7 - LICENSE RIGHTS

a.
On February 15, 2006, the Company's fully owned Subsidiary, TraceGuard Technologies Ltd (the "Subsidiary") entered into a License Agreement (the “Agreement”) with TraceTrack Technology Ltd ("TraceTrack"), an Israeli based company, wholly owned by Dr Fredy Ornath, who also owns, as of December 31, 2007, approximately 26% percent of the of the Company's common stock.

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

b.
On December 11, 2006, the Company entered into an amendment of the aforementioned Agreement. The amendment eliminated the right of TraceTrack to terminate the license if certain development milestones were not achieved by the Company. Pursuant to the aforementioned amendment the value of the License Agreement was re-evaluated by the management of the Company, with assistance of independent consultant, as $455,000. The increase in value in the amount of $355,000 was accounted for as Shareholders contribution

c.
As of December 31,2007 and according to the Company's business plans , it is not in the intention of the Company to use any of the patent applications with respect to which the license applies to the Company's current and future products. Therefore, the Company's management has decided to record an impairment of $455,000 which is the entire remaining license right balance.

NOTE 8 - TRANSACTIONS AND BALANCES WITH RELATED PARTIES

a.	Dr. Fredy Ornath is the holder of 9,879,990 shares of common stock of the Company and the holder of 99.8% shares of common stock M.S. Materials Ltd. (“M.S.”), which owns Tracetrack.

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

During the year ended December 31, 2007, the Company recorded stock-based compensation in the amount of $238,552 related to options granted in (1) above. Total unrecognized compensation cost related to unvested options in (1) above, as of December 31, 2007, not yet recorded is $ 40,441, to be recognized over 1.13 years.

The milestones in (2) (3) and (4) above were not estimated as probable, and as such, the Company did not record any compensation charge in the year ended December 31, 2007, related to these grants.

c.
On May 29, 2007 Dr. Ornath granted the Company a stock option, pursuant to which the Company may purchase up to 1,450,000 shares of the Company’s common stock owned by Dr. Ornath (the "Ornath Option"). The purpose of this grant was to fulfill the Company's obligation upon exercise of an option granted to Dr. Ganani, see the “Ganani Option” as described in Note 9.

1)
The Ornath Option is exercisable according to a certain vesting schedule throughout April 1, 2009. However, the Ornath Option is exercisable if, and only if, and to the extent that, certain stock option between the Company and its Chairman, President and CEO, Dr. Ehud Ganani ("Ganani Option"), is exercised. The Ornath Option shall be terminated immediately upon termination of the Ganani Option with respect to shares that are unvested, according to the aforementioned vesting schedule. (See also Note 9).

2)	The Ornath Option is exercisable for $0.35 per share and expires on the 7th anniversary of its grant.

3)	The Ornath Option was accounted as shareholder's contribution, which was credited to equity and as a derivative instrument, which was debited to equity, pursuant to provisions of EITF 00-19.

TRACEGUARD TECHNOLOGIES INC.
(FORMERLY IBHAS TECHNOLOGIES INC.)
(A Development Stage Company)

NOTE 9 - MATERIAL AGREEMENTS

On May 7, 2006, the Subsidiary entered into an agreement with Dr. Ehud Ganani pursuant to which Dr. Ganani will serve as Chief Executive Officer of TraceGuard Technologies Ltd., effective February 1, 2006. The Subsidiary has amended this agreement on July 6, 2006. In consideration of his services Dr. Ganani receives a monthly salary of $15,000 and an annual bonus of up to $60,000 upon achieving certain objectives. Dr Ganani was granted 550,000 RSU in accordance with the 2006 Global Stock Incentive Compensation Plan adopted by the Company's Board of Directors. In addition Dr. Ganani was granted stock options to purchase up to 1,300,000 shares of the Company's common stock. Options will vest following achievement of certain milestones.

On May 21, 2007 the Subsidiary has entered into a second amendment (the "Amendment") of its Consulting Agreement (the "Agreement") with Dr. Ehud Ganani, the Company's Chairman, President and CEO. Pursuant to the amendment, a certain milestone related to the vesting of options to purchase 200,000 shares of the Company's common stock, was restated to be 'the receipt of the written approval of a Security Organization for the fulfillment of the security demands by the CompactSafe and for the operational use of the CompactSafe' (rather than the original security demands and operational use of the CarrySafe, which was originally intended to be the Company’s first product, rather than CompactSafe).

As of December 31, 2007 the milestones described above were not estimated as probable , due to the fact that the agreement between Dr. Ganani and the Company terminated on January 1, 2008 and as such, the Company did not record any compensation charge related to these grants . See also note 12

On May 29, 2007, the Company granted to Dr. Ehud Ganani, Chairman and then President and CEO of the Company, a stock option (the “Ganani Option”) to purchase 1,450,000 shares of the Company’s common stock, at an exercise price of $0.35 per share. The Ganani Option had a term of seven years, may only be exercised to the extent that the Company has sufficient surplus to exercise the Ornath Option (see Note 8) and vested according to a vesting schedule, identical to the Ornath Option. In addition, the Ganani Option terminates upon the cessation of Dr. Ganani’s employment with the Company or its subsidiary under certain specified conditions. As of January 1, 2008, upon the termination of Dr. Ganani’s employment with the Company, the unvested portion of the Ganani Option (equal to options to purchase 1,160,000 shares) was terminated.

During the year ended December 31, 2007, the Company recorded stock-based compensation in the amount of $274,677 on account of the Ganani Option.

TRACEGUARD TECHNOLOGIES INC.
(FORMERLY IBHAS TECHNOLOGIES INC.)
(A Development Stage Company)

NOTE 10 - SHAREHOLDERS’ EQUITY

a. Ordinary shares

Ordinary shares confer upon their holders the right to receive notice to participate and vote in general meetings of the Company, and the right to receive dividends if declared. As of December 31, 2007 no such dividend was declared.

b. Issuance of shares

On March 26, 2007, the Company completed a private placement of 5,257,400 units, each "unit" comprising one share of its common stock, one warrant to purchase one share of its common stock with an exercise price of $1.50 and an exercise period of one year and one warrant to purchase one share of its common stock with an exercise price of $2.50 and an exercise period of three years. Units were issued for an aggregate purchase price of $3,680,180

On May 29, 2007, the Company completed a private placement of 776,571 units, each "unit" comprising one share of its common stock, one warrant to purchase one share of its common stock with an exercise price of $1.50 and an exercise period of one year and one warrant to purchase one share of its common stock with an exercise price of $2.50 and an exercise period of three years. Units were issued for an aggregate purchase price of $ 543,600.

The issuance expenses amounted to $ 179,293.

On December 16, 2007, the Company entered into a subscription agreement with certain subscribers, pursuant to which the Company agreed to sell 1,275,000 “Units” in an offshore private placement (the “Offering”). Each Unit is comprised of one share of common stock, par value $.001 per share (“Common Stock”), and one warrant to purchase one share of Common Stock with an exercise price of $0.70 per share and a term of exercise of 36 months. In the aggregate, the Offering involves the sale of 1,275,000 shares of Common Stock (the “Shares”) and warrants (the “Warrants”) to purchase 1,275,000 shares of Common Stock. Each Unit will be issued for a purchase price of $0.40 and the gross proceeds from the Offering will be approximately $510,000, before deduction of transaction expenses. The subscription agreement provides for the subscriber to pay the purchase price in three equal monthly installments starting on or before January 20, 2008 and, after each installment payment, the Company will issue the pro-rata portion of the Units to such subscriber. The subscription agreement also provides that the subscriber has the right to subscribe for a number of Units equal to 100% of the Units purchased thereunder on the same terms and conditions at any time prior to the second installment payment on or before February 20, 2008. The sale of the Shares pursuant to the subscription agreement and the Warrants will each be subject to certain anti-dilution adjustments. The Warrants may be cashless exercised by the holder.

TRACEGUARD TECHNOLOGIES INC.
(FORMERLY IBHAS TECHNOLOGIES INC.)
(A Development Stage Company)

NOTE 11 - STOCK BASED COMPENSATION

a.	Employees' Restricted Stock Unit Plan

1)    On July 6, 2006, the Board of Directors of the Company adopted the 2006 Global Stock Incentive Compensation Plan (the "Plan"), pursuant to which the Company will be able to issue restricted stock units ("RSU") to its employees, consultants and independent agents. The Company reserved a total of 2,300,000 authorized but un issued shares of Common Stock of the Company, par value US$ 0.001 each, for the purposes of the Plan and the Company's other stock compensation plans, when applicable, subject to adjustments as set forth in the Plan.

2)    In July 2007, the Board of Directors of the Company approved a grant of 520,000 RSUs to several of the Subsidiary's employees in accordance to the Plan. The vesting of the aforementioned RSUs is subject to certain service and performance conditions.

3)    The following table summarizes the grant of RSU to employees in 2007:

	Amount	Weighted- Average of grant-date Fair value
		(U.S. Dollars)
Outstanding at January 1, 2006	-	$-
Granted	1,235,000	$1.26
Forfeited	12,000	$0.85
Outstanding at December 31, 2006	1,223,000	$1.26
Granted	520,000	$0.87
Forfeited	20,417	$0.85

Outstanding at December 31, 2007	1,722,583	$1.15
Vested as of December 31, 2007	1,051,167	$1.20

4)
Each unit's value was determined based on the closing price for the company's share on grant date. As of December 31, 2007 the Company recognized share based compensation expenses under the straight-line method over the requisite service period, which is three years. During the year ended December 31, 2007, the Company recorded stock-based compensation of $727,047 related to the RSU granted.

5)	As of December 31, 2007 the total unrecognized compensation cost related to unvested RSU not yet recognized is $442,521 and is expected to be recognized over the weighted average period of 0.7 years.

TRACEGUARD TECHNOLOGIES INC.
(FORMERLY IBHAS TECHNOLOGIES INC.)
(A Development Stage Company)

NOTE 11 - STOCK BASED COMPENSATION (Continued)

b.	Stock Option Plans for Service Providers and employees

1)
In 2006 the Board of Directors approved the grant of options for the purchase of up to 6,640,000 shares of common stock of the Company, par value $0.001 each to the Company's CEO and several service providers, including a related party (see note 8b).

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

4)
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

TRACEGUARD TECHNOLOGIES INC.
(FORMERLY IBHAS TECHNOLOGIES INC.)
(A Development Stage Company)

NOTE 11 - STOCK BASED COMPENSATION (Continued)

5)
On May 29, 2007, the Company granted to Dr. Ehud Ganani, Chairman, President and CEO of the Company, a stock option to purchase 1,450,000 shares of the Company’s common stock, at an exercise price of $0.35 per share. See notes 9 and 12 for further details.

6)
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

7)
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

8)
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

9)
The fair value of options granted during the year ended December 31, 2007 was estimated using the following assumptions: (a) average expected term of the option of 3.4 years (b) average risk free interest rate of 3.5% (c) dividend yield of 0% and (d) volatility of 100%.

10)	The following table summarizes the activity of all of the above stock options for the year ended December 31, 2007:

	Number	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)
		(U.S. Dollars)
Outstanding at January 1, 2006	-	$-	-
Granted - below market price	6,999,000	$1.11	5.78
Outstanding at December 31, 2006	6,999,000	$1.11	5.78
Granted - below market price	2,962,500	$0.54	5.17
Outstanding at December 31, 2007	9,961,500	$0.94	4.66

Exercisable at December 31, 2007	2,036,500	$0.65	4.45

As of December 31, 2007, the aggregate intrinsic value with respect to the outstanding and exercisable options is
$ 275,500 and $55,100 respectively.

TRACEGUARD TECHNOLOGIES INC.
(FORMERLY IBHAS TECHNOLOGIES INC.)
(A Development Stage Company)

NOTE 11 - STOCK BASED COMPENSATION (Continued)

11)
During the year ended December 31, 2007, the Company recorded stock-based compensation of $988,839 related to the stock options granted out of which $91,394 related to stock options with a performance condition for which vesting was estimated by the Company's management as probable, and the remaining $897,445 related to stock options with service conditions.

12)
As Of December 31, 2007 the total unrecognized compensation cost related to unvested options was $ 1,232,117 out of which $ 206,922 will be recognized over an average 1.35 years period, and the remaining $ 1,025,195 in accordance with achievement of certain milestones.

c.	Shares Granted to Service Providers

1)
During the year ended December 31, 2007, the Company has entered into service agreements with several service providers. In consideration for service provided, the Board of Directors of the Company has approved the issuance a total of 1,768,752 shares of its common stock, par value $0.001 each, out of which 108,000 shares were not issued as of December 31, 2007.

2)
Total stock based compensation to service providers recognized during the year ended December 31, 2007 was $1,638,221 This value based upon the closing price for the Company's share on the award's grant date. The issuance expenses amounted to $ 1,017,812.

NOTE 12 - SUBSEQUENT EVENTS

On January 2, 2008, the Company appointed Avi Kostelitz as its Chief Executive Officer, replacing Dr. Ehud Ganani, effective as of January 1, 2008.

The Company entered into a term sheet, which details the framework of a new agreement with Mr. Ganani with respect to his continuing service as Chairman of the Board.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 8A(T). Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15 under Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures as of December 31, 2007 we concluded that such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control process has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, utilizing the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2007 was effective.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that: (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) unauthorized acquisitions, use, or disposition of the Company’s assets that could have a material affect on the Company’s financial statements are prevented or timely detected.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparations and presentations. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

During our most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Auditor Attestation

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

ITEM 8B. OTHER INFORMATION

None.

There have been no significant changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Below are the names and certain information regarding the Company’s executive officers and directors.

Name	Age	Position
Avi Kostelitz	61	President and Chief Executive Officer
Dr. Ehud Ganani	56	Chairman of the Board of Directors
Dr. Fredy Ornath	59	Chief Scientist of the Subsidiary
David Ben-Yair	37	Chief Financial Officer
Gil Perlberg	48	Vice President, Product Management & Engineering, of the Subsidiary
Jack Hornstein	61	Director
David Cohen	47	Director
Efi Oshaya	51	Director

Officers are appointed annually by the Board of Directors (subject to the terms of any employment agreement) or shortly following our annual meeting, to hold such office until an officer’s successor has been duly appointed and qualified, unless an officer sooner dies, resigns or is removed by the Board. Director Jack Hornstein is the brother of Dr. Fredy Ornath, the Subsidiary's Chief Scientist, and the owner of 26% of the Company's common stock as of December 31, 2007.

Background of Executive Officers and Directors

Avi Kostelitz, 61, President and Chief Executive Officer. Mr. Kostelitz was appointed TraceGuard's CEO on January 1, 2008.  Since 2002 Mr. Kostelitz is the owner & CEO of Akis Ltd- Homeland & Aviation Security Over-all consultation. Expert in Security solutions: concept, procedures, scope of technologies and implementation .Providing security protection consulting, training and exercises.

From 1997-2001, Mr. Kostelitz served as the CEO of the Israel Airports Authority (IAA), which manages and has full responsibility for operations and security for all airports and air transportation in Israel, as well as border crossings between Israel, Jordan, Egypt and the Palestinian Authority.  Prior to this, Mr. Kostelitz served as a senior director of the Israel Security Agency (ISA), retiring in 1996 with the rank of Major General.  He has been a principal advisor to TraceGuard since 2005, assisting the management team on core strategic, product development and marketing issues.  Mr. Kostelitz holds an M.Sc in Business Administration from Ben Gurion University and a B.A cum laude in Economics, Sociology & Political Science from Bar-Ilan University.

Dr. Ehud Ganani, 56, Chairman of the Board of Directors. Dr. Ganani has been a director and the Chairman of the Board since August 2005 and served as the Company's President and Chief Executive Officer from February, 2006 until January 2008. Prior to that, Dr. Ganani was the Chief Executive Officer of IMI (Israeli Military Industries), from 2002 to 2005. IMI is an Israeli government owned company, employing over 3,000 people. Prior to that, Dr. Ganani worked for 28 years with RAFAEL, an Israeli military technology company. During his tenure with RAFAEL, Dr. Ganani assumed positions as Vice President of Marketing & Business Development and as the representative of RAFAEL in Washington, D.C. for 5 years. During his term in Washington, Dr. Ganani oversaw contracts with U.S. Defense contractors and various government agencies. Dr. Ganani completed his MSc and DSc in Chemical Engineering at Washington University in St. Louis, Missouri. Prior to that, Dr. Ganani completed his BSc degree (with honors) in Chemical Engineering at the Technion, a technical university in Israel. Dr. Ganani was also a visiting professor and a research fellow at the University of California at Davis.

Dr. Fredy Ornath, 59, Chief Scientist. Dr Ornath has been the Chief Scientist of the Company's Subsidiary since February 2006. Dr. Ornath is well known in the fields of welding and materials engineering, failure analysis and inspection. From 1986 until recently, Dr. Ornath has headed Material Systems Limited, a consulting firm whose clients including many of the largest metalworking and construction companies in Israel. During that time he has served on several industry bodies and headed development projects. Between 1981 and 1986 he was with Urdan Industries as Chief Metallurgist and Deputy Director of R&D, specializing in ballistics. Between 1974 and 1981 he served in the Israel Defense Force, becoming Chief Welding Engineer at a military plant responsible for production of the Merkavah Battle Tank. Dr. Ornath obtained his Engineering degree at the Technion Institute of Technology in Israel. He later received, from the same institute his MSc. Degree and PhD in Material Sciences. He has also served as a faculty member.

David Ben-Yair, 37, Chief Financial Officer. Mr. Ben-Yair has been Chief Financial Officer of the Company since November 2005. Prior to that, Mr. Ben-Yair was a controller for Talia, a medical devices development and production company located in Lod, Israel from October 2004 to November 2005. Between January 2004 and September 2004, Mr. Ben-Yair was an entrepreneur, developing an exclusive wine trading business. Between February 2002 and December 2003 Mr. Ben-Yair was a Group Controller at Robo Group, an international company traded both at the TASE (Tel-Aviv Stock Exchange) and at NASDAQ (under the symbol ROBO). Prior to that, between November 2000 and February 2002, he served as the CFO at MADACOM, a telecommunication company. Mr. Ben Yair is a Certified Public Accountant (Israel) and a member of the Israeli Institute of Certified Public Accountants since 2000. He completed his Bachelor degree in Economy & Accounting at Ben-Gurion University in Be'er-Sheba, Israel at 1998. He joined the office of Briteman-Almagor, the Israeli branch of Deloitte & Touche as an intern for two years and served as a senior accountant during the third year. In 2002 he completed his Master degree in Law (L.L.M.) at Bar-Ilan University in Israel. Mr. Ben-Yair served for 3 years in the Israeli Navy on board of a missile craft.

Gil Perlberg, 48, Vice President of Product Management and Engineering. Mr. Perlberg has been Vice President of Product Management and Engineering for the Company's Subsidiary since December 2005. Mr. Perlberg has over 18 years of experience in high tech equipment and process development and marketing. Prior to joining TraceGuard, from2004 to2005 Mr. Perlberg worked for Shellcase Ltd., as Vice President of Engineering and R&D and later on as Vice President of IP. Prior to that, from 1990 to 2003, Mr. Perlberg worked at Kulicke and Soffa (NASDAQ: KLIC) for over 12 years in various engineering, R&D and marketing management positions. His last position at Kulicke and Soffa was Director of Product Development and R&D at Micro-Swiss, Israel. In 1999 to 2000, he worked at ASC-Tech80 (NASDAQ: ACSEF) as Vice President of Sales and Marketing. Mr. Perlberg holds a MBA from New York University, MSc. degrees in Electrical and Mechanical Engineering from Drexel University in Philadelphia, PA. and a B.Sc. in Mechanical Engineering from the Israel Institute of Technology in Haifa. During his military service, he reached the rank of major, in the IDF armored corps.

Jack Hornstein, 61, Director. Mr. Hornstein has been a director of the Company since July 2005. From 1997 until 2004 Mr. Hornstein worked for Bombardier Aerospace Inc., as a Stress Section Chief, supervising a group of stress engineers responsible for all aspects of the structural strength of the Dash 8 aircraft and the preparation of strength certification reports for the Bombardier RJ900 fuselage. Since 2004, Mr. Hornstein's title has been Senior Engineering Specialist mainly providing consulting in aircraft structure stress and design. Mr. Hornstein received a Bachelor of Science in aeronautical sciences from the Engineering Institute Technion, Haifa, Israel, in 1972.

David Cohen, 47, Director. Mr. Cohen has been a director of the Company since February 2007.Prior to that, Mr. Cohen has been since 2005 is the owner of Global Insight Ltd, an Israeli company focused on business solutions, mainly for companies that would like to expand to international activities. Between 2000 and 2004, Mr. Cohen Worked for Elite International B.V. as an AFH director. Between 1997 and 2000, Mr. Cohen worked for Elite Industries, Israel as Human Resource Director. Between 1994 and 1996, Mr. Cohen worked as a senior consultant to the Israeli Ministry of Internal Security. Between 1991 and 1994, Mr. Cohen worked as VP for Business Development in Klein Chemicals and Trade. Between 1983 and 1991 Mr. Cohen served worked for the Israeli Security Agency. Mr. Cohen received his MBA in Business Administration from Bar Ilan University in 1994 and his BSc in Life Science, from Bar Ilan University in 1991.

Efi Oshaya, 51, Director. Mr. Oshaya has been a director of the Company since January 2008. In addition, since January 2003, Mr. Oshaya is the general manager of policy political and business communication Ltd. . Before that Mr. Oshaya completed few roles in public activities, including chairman of the Histadrut in the Natanya region, Member of the Netanya Municipal Council, Member of the labor party Bureau, Secretary of the Workers Council of Natanya, Chairman of the Movement for Advancement at work, Member of the Board, College of administrator, Mr. Oshaya was a parliament member of Knesset 14 - representing the " labor Party" and the in Knesset 15 - representing "One Israel' and "Labor - Meimad" parties. Mr. Oshaya has degree in business administration.

Family relationships

Jack Hornstein is the brother of Dr. Fredy Ornath.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10 percent of the Company's common stock, to file with the SEC the initial reports of ownership and reports of changes in ownership of common stock. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports that are filed by such person.

Specific due dates for such reports have been established by the Commission and the Company is required to disclose any failure to file reports by such dates. During fiscal year 2007, (i) Dr. Ganani, then President and Chief Executive Officer of the Company, filed a Form 3 on February 9, 2007 for an event requiring statement that occurred on May 7, 2006, such event being the employment of Dr. Ganani as Chief Executive Officer of the Company, (ii) David Ben-Yair, the Chief Financial Officer of the Company, filed a Form 3 on February 9, 2007 for an event requiring statement that occurred on July 6, 2006, such event being the employment of Mr. Ben-Yair as Chief Financial Officer of the Company, (iii) Jacob Eluz, a director of the Company, filed a Form 3 on February 14, 2007 for an event requiring statement that occurred on June 29, 2005, such event being the appointment of Mr. Eluz as Chief Executive Officer and President of the Company, and (iv) David Cohen, a director of the Company, filed a Form 3 on February 26, 2007 for an event requiring statement that occurred on February 15, 2007, such event being the appointment of Mr. Cohen as a director of the Company. The Company knows of no failure to file a required Form by any person required to do so.

Code of Ethics

The Company has adopted a Code of Ethics that applies to all officers, directors and employees of the Company. The Company will provide to any person, without charge, upon written request to the Company. In addition, the Code of Ethics is posted on the Company's web site at www.traceguard.com.

Stockholder Recommendations of Board Nominees

We have not adopted any procedures by which our stockholders may recommend nominees to our Board of Directors.

Audit Committee and Financial Expert

Prior to 2007, the Audit Committee consisted of all members of the Board of Directors. In the beginning of 2007, the Board of Directors designated an audit committee, the members of which are Dr. Ehud Ganani and David Cohen. Neither of the members of the audit committee meets the definition of "Audit Committee Financial Expert". The Company does not believe that having a financial expert, at this point, being a small start-up business with no revenues, justifies the appointment of an audit committee financial expert.

 ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth all compensation paid in respect of the Company’s Chief Executive Officer and those executive officers who received compensation in excess of $100,000 per year (collectively, the "Named Executive Officers") for our the fiscal year ended 2007.

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary(1)	Bonus (1)	Stock Awards(2)	Option Awards(3)	All Other Compensation(4)	Total
		($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Dr. Ehud Ganani - President, Chief Executive Officer and Chairman (until 2008)	2007	226,327	32,625	585,750	274,677	53,092 (4)	1,172,471

David Ben - Yair - CFO	2007	91,119	30,174	245,958	-	37,871 (4)	405,122

Gil Perlberg- VP Engineering of the Subsidiary	2007	120,158	30,147	256,342	-	54,036 (4)	460,683

Dr. Fredy Ornath - Chief Scientist of the Subsidiary	2007	148,136	-	-	528,633 (5)	-	676,769

Mr. Avi Kostelitz - Consultant	2007	14,532	48,523	-	39,372		102,427

Footnotes to Summary Compensation Table

(1)	All cash compensation was paid in New Israeli Shekels. See Note 2d of the consolidated financial statements presented above, regarding the currency translation policy.

(2)	For RUS evaluation, please see Note 11a of the consolidated financial statements.

(3)	For option evaluation, please see Note 11b of the consolidated financial statements. For evaluation of Options of Dr. Ornath, please see Note 8 of the consolidated financial statements.

(4)	Includes :

a.	Social Benefits paid by the Company to the employees' retirement plans, severance funds, loss of work capability insurance, and educational-fund, all as is customary in Israel.

In 2007, the Company paid an aggregate total of approximately $6,000 as social benefits for the named three officers.

b.
The Company leases cars for the use by its employees for business, which the employees may use for personal purposes. Cost recognized as compensation includes: lease payments, maintenance, fuel, insurance fees (if applicable) and other related expenses.

In 2007, the Company paid an aggregate total of approximately $3,000 in such car related expenses of the named 3 officers.

(5)	Dr Ornath's Options award value was calculated in accordance with EITF 96-18, as Dr. Ornath's does not qualify for SFAS 123(R)'s definition of Employee.

Narrative Disclosure to Summary Compensation Table:

Dr. Ehud Ganani - The Subsidiary had a two-year employment agreement, commencing in February 2006, with Dr. Ganani, pursuant to which he served as the Subsidiary's  Chief Executive Officer .The employment agreement was terminated on January 1, 2008 and the Subsidiary appointed Mr. Avi Kostelitz instead. Pursuant to the employment agreement, Dr. Ganani received a monthly salary of $15,000 and is eligible for an annual cash bonus of up to $60,000 based on certain performance criteria, such as achievement of equity investment in the Company in an aggregate amount of no less than four million US Dollars (US$ 4,000,000) commencing as of July 1, 2005. In 2006, Dr Ganani was granted 550,000 RSU under our 2006 Global Stock Incentive Compensation Plan, which can be settled in stock only and vest as follows: 1/3 after one year as of July 1, 2005, and the rest in equal installments on a quarterly basis. In addition pursuant to the employment agreement, Dr. Ganani could earn stock options to purchase up to 1,300,000 shares of the Company's common stock upon the achievement of certain milestones. Such options could be exercisable at an exercise price of $0.70 per share.

On May 21, 2007 the Subsidiary has entered into a second amendment (the "Amendment") of its Consulting Agreement (the "Agreement") with Dr. Ehud Ganani, the Company's Chairman, President and CEO at the time. Pursuant to the Amendment, a certain milestone related to the vesting of options to purchase 200,000 shares of the Company's common stock was amended to be 'the receipt of the written approval of a Security Organization for the fulfillment of the security demands by the CompactSafe and for the operational use of the CompactSafe' (rather than the original security demands and operational use of the CarrySafe, which was originally intended to be the Company’s first product, rather than CompactSafe).

On May 29, 2007, the Company granted to Dr. Ehud Ganani, Chairman, President and CEO of the Company at the time, a stock option (the “Ganani Option”) to purchase 1,450,000 shares of the Company’s common stock, at an exercise price of $0.35 per share.

The Ganani Option has a term of seven years, could only be exercised to the extent that the Company has sufficient surplus to exercise the Ornath Option (see below) and vests according to a vesting schedule, identical to the Ornath Option. In addition, the Ganani Option could terminated upon the cessation of Dr. Ganani’s employment with the Company or its Subsidiary under certain specified conditions. On January 1, 2008, Dr. Ganani resigned as CEO and, as a result, the unvested portion of the Ganani Option (equal to options to purchase 1,160,000 shares) terminated. As a result, the remainder of the Ornath Option for the same amount of shares also terminated.

On January 1, 2008, the Company entered into a term sheet with Mr. Ganani with respect to his continuing service as Chairman of the Board. The term sheet, calls for Mr. Ganani’s salary to be reduced to $4,000 per month from the approximately $16,500 per month currently paid. It also calls for all existing equity awards and options to be modified. The vesting of all existing options will be based solely on performance milestones as detailed in the definitive agreement, and no options will be time-vested. In total, Mr. Ganani may, based upon his achievement of various performance milestones, earn options to purchase up to approximately 2,867,500 shares of Common Stock of which 1,707,500 shares will have an exercise price of $0.63 per share and the remainder will have an exercise price of $0.35 per share. Mr. Ganani can also earn a $100,000 bonus upon the Company’s pre-tax profit exceeding $1.5 million, and based upon his contribution to the attainment of this milestone. Mr. Ganani will also receive 137,500 restricted stock units upon the execution of the definitive agreement. The above awards replace the following grants and awards, i.e., 137,500 restricted stock units, granted under Mr. Ganani’s original employment agreement, 1,300,000 options to purchase shares of Common Stock granted under Mr. Ganani’s original employment agreement and 1,160,000 options to purchase shares of Common Stock granted in connection with a Stock Option Agreement, dated May 29, 2007, between the Company and Mr. Ganani, in connection with which Dr. Fredy Ornath, granted a like amount of options from his holdings to the Company

Dr. Fredy Ornath - The Subsidiary is a party to a 3 year consulting agreement with M.S. Materials Ltd. (“M.S.”) which began in February 2006. Under the consulting agreement, M.S. provides the services of Dr. Ornath, who acts as the Chief Scientist of the Subsidiary. Under the consulting agreement, we pay a monthly consulting fee of $12,000 to M.S. In addition, we granted M.S. options to purchase shares of common stock as follows:

1)	Options to purchase of 1,080,000 shares at an exercise price of $0.70, vesting over a three year period commencing February 15, 2006.

2)
M.S. shall receive additional options for the purchase of 1,200,000 shares of common stock at an exercise price of $1.00 upon the receipt of an approval of the Israeli Security Agency or the TSA of one of our products.

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

On May 29, 2007, Dr. Ornath granted the Company an option pursuant to which the Company may purchase up to 1,450,000 shares of the Company’s common stock owned by Dr. Ornath (the "Ornath Option"). The purpose of this grant was to fulfill the Company's obligation upon exercise of an option granted to Dr. Ganani, see the “Ganani Option”.

The Ornath Option is exercisable according to a certain vesting schedule throughout April 1, 2009. However, the Ornath Option is exercisable if, and only if, and to the extent that, certain stock option between the Company and its Chairman Dr. Ehud Ganani ("Ganani Option"), is exercised. The Ornath Option shall be terminated immediately upon termination of the Ganani Option with respect to shares that are unvested, according to the aforementioned vesting schedule. See note 8 to the financial statements.  As of January 1, 2008, upon the termination of Dr. Ganani’s employment with the Company, the unvested portion of the Ganani Option (equal to options to purchase 1,160,000 shares) was terminated.  As of January 1, 2008, as a consequence of the termination of Dr. Ganani’s employment, the number of shares underlying the Ornath Option was reduced to 290,000.

The Ornath Option is exercisable for $0.35 per share and expires on the 7-year anniversary of its grant.

David Ben-Yair - The Subsidiary has an employment agreement with Mr. Ben-Yair, which was signed in June 2006. Pursuant to this employment agreement he serves as the Subsidiary's Chief Financial Officer, until the termination of the agreement, in accordance with its terms, or the death or disability of Mr. Ben-Yair. Pursuant to his employment agreement, Mr. Ben-Yair receives a monthly salary of 30,000NIS (approximately $7,300) and is eligible for an annual cash bonus of up to 90,000NIS (approximately $ 21,900) based on certain performance objectives. In 2006, Mr. Ben-Yair was granted 170,000 restricted stock units under our 2006 Global Stock Incentive Compensation Plan, which can be settled in stock only and vest as follows: 1/3 as of November 10, 2006, and the rest in equal installments on a quarterly basis.

On July 15, 2007, Mr. Ben Yair was granted 180,000 restricted stock units which can be settled in stock only and vested as of June 1, 2008.

Gil Perlberg - The Subsidiary has an employment agreement with Gil Perlberg, which was signed in July 2006, pursuant to which he serves as The Subsidiary's Vice President Product Management and Engineering, until the termination of the agreement, in accordance with its terms, or the death or disability of Mr. Perlberg. Pursuant to his employment agreement, Mr. Perlberg receives a monthly salary of 40,000NIS (approximately $9,700) and is eligible for an annual cash bonus of up to 120,000NIS (approximately $29,000) based on achieving certain performance objectives. In 2006, Mr. Perlberg Gil was granted 170,000 restricted stock units under our 2006 Global Stock Incentive Compensation Plan, which can be settled in stock only and vest as follows: 1/3 as of December 1, 2006, and the rest in equal installments on a quarterly basis.

On July 29, 2007, Mr. Perlberg Gil was granted 180,000 restricted stock which can be settled in stock only and vested after one year as of June 1, 2008.

On July 29, 2007, Mr. Perlberg Gil was granted 50,000 restricted stock units which can be settled in stock only and vest upon the achievement of certain milestones.

Avi Kostelitz - On January 2, 2008, the Company appointed Avi Kostelitz as its Chief Executive Officer replacing Dr. Ehud Ganani, effective as of January 1, 2008. On August 9, 2007, the Subsidiary entered into a Consulting Agreement (“Akis Consulting Agreement”) with Akis Ltd., under which the Company engaged Mr. Kostelitz as an advisor in connection with business development and regulatory affairs. The Akis Consulting Agreement was terminated as of December 31, 2007 in connection with Mr. Kostelitz’s appointment as CEO of the Company. Pursuant to the terms of the Akis Consulting Agreement, prior to its termination, Mr. Kostelitz received: (1) since January 2007, a monthly retainer of $1,000, for a total of $12,000, (2) since January 2007, a $250 per meeting fee for every working meeting relating to the Company’s business in which he participated, for a total of approximately $4,000, (3) one-time payments based on the achievement of specified milestones, for a total of $50,000, and (4) option grants based on the achievement of specified milestones, for a total of options to purchase 80,000 shares of the Company’s common stock at an exercise price of $.70 per share. These 80,000 options were granted on July 15, 2007, have a three year term, and are fully vested as of the grant date. The Company also agreed to reimburse Mr. Kostelitz for out of pocket expenses related to the provision of services under the Akis Consulting Agreement, for a total of approximately $3,000. The terms of Mr. Kostelitz’s compensation as president and Chief of executive Officers have not yet been determined; however, the Company has agreed that it will consider the efforts already made by Akis towards achievement of certain milestones not achieved to date, as well as the relevant milestone payments and option grants, described in the terminated Akis Consulting Agreement in negotiating any such employment agreement. The Akis Consulting Agreement provided, in relevant part, that: (1) upon receipt of written confirmation of the Israeli Security Agency that the Company’s CompactSafe product meets security requirements and is qualified for operational use, Akis would receive a one-time payment of $60,000 and an option to purchase 70,000 shares of common stock at an exercise price of $.70 per share, and (2) upon consummation of an agreement with certain business partners with the introduction or assistance of Akis, Akis would receive a one-time payment of $20,000 and an option to purchase 50,000 shares of Common Stock at an exercise price of $.70 per share.

Outstanding Equity Awards as of Fiscal Year End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of securities underlying Unexercised, Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Unit of Stock that have not Vested(6)	Market Value of Shares or Unit of Stock that have not Vested(7)
	(#)	(#)	(#)	($)		(#)	($)
Avi Kostelitz,	-	-	50,000	0.70	-	-	-
Consultant (and, since	-	-	70,000	0.70	-	-	-
January 2008, President and	40,000	-	-	0.70	07/12/10	-	-
Chief Executive Officer) (1)	20,000	-	-	0.70	07/12/10	-	-
	20,000	-	-	0.70	07/12/10	-	-

Dr Ehud Ganani,	-	-	200,000	0.70	06/01/11	-	-
Chairman (2)	-	-	200,000	0.70	06/01/11	-	-
	-	-	500,000	0.70	12/01/12	-	-
	-	-	400,000	0.70	12/01/12	-	-
	-	-	-	-	-	137,500	74,250
	290,000	1,160,000	-	0.35	07/29/14	-	-

Fredy Ornath, Chief	90,000	-	-	0.70	05/15/11	-	-
Scientist (Ltd) (3)	90,000	-	-	0.70	08/15/11	-	-
	90,000	-	-	0.70	11/15/11	-	-
	90,000	-	-	0.70	02/15/12	-	-
	90,000	-	-	0.70	05/15/12	-	-
	90,000	-	-	0.70	08/15/12	-	-
	90,000	-	-	0.70	11/15/12	-	-
	-	90,000	-	0.70	02/15/13	-	-
	-	90,000	-	0.70	05/15/13	-	-
	-	90,000	-	0.70	08/15/13	-	-
	-	90,000	-	0.70	11/15/13	-	-
	-	90,000	-	0.70	02/15/14	-	-
	-	-	1,200,000	1.00	06/15/11	-	-
	-	-	1,200,000	1.50	06/15/12	-	-
	-	-	1,500,000	1.75	12/15/12	-	-

David Ben-Yair, Chief Financial Officer (4)	-	-	-	-	-	56,667	30,600
	-	-	-	-	-	90,000	48,600

Gil Perlberg, VP	-	-	-	-	-	56,667	30,600
Engineering (Ltd) (5)	-	-	-	-	-	90,000	48,600
	-	-	-	-	-	50,000	27,000

Footnotes to Outstanding Equity Awards

(1)	Avi Kostelitz -

On July 15, 2007, the Company granted Avi Kostelitz pursuant to the terms of a consulting agreement, a certain milestone related to the vesting of options to purchase 200,000 shares of the Company's common stock.

(2)	Dr Ehud Ganani -

a.
On July 6, 2006, the Company granted Dr. Ehud Ganani 550,000 restricted stock units (RSU) in accordance to the Company's 2006 Global Stock Incentive Plan. As of December 31, 2007, a total of 412,500 RSUs have vested.

b.
On July 6, 2006, the Company granted Dr. Ganani the right to earn options to purchase up to 1,300,000 shares of its common stock par value $0.001. These options are earned and are fully vested upon the achievement of certain milestones.

c.
On May 21, 2007 the Subsidiary has entered into a second amendment (the "Amendment") of its Consulting Agreement (the "Agreement") with Dr. Ehud Ganani, the Company's Chairman, President and CEO. Pursuant to the amendment, a certain milestone related to the vesting of options to purchase 200,000 shares of the Company's common stock, was restated to be 'the receipt of the written approval of a Security Organization for the fulfillment of the security demands by the CompactSafe and for the operational use of the CompactSafe' (rather than the original security demands and operational use of the CarrySafe, which was originally intended to be the Company’s first product, rather than CompactSafe).

d.
On May 29, 2007, the Company granted to Dr. Ehud Ganani, Chairman of the Company, a stock option (the “Ganani Option”) to purchase 1,450,000 shares of the Company’s common stock, at an exercise price of $0.35 per share.The Ganani Option has a term of seven years, may only be exercised to the extent that the Company has sufficient surplus to exercise the Ornath Option (see below) and vests according to a vesting schedule, identical to the Ornath Option. In addition, the Ganani Option terminates upon the cessation of Dr. Ganani’s employment with the Company or its subsidiary under certain specified conditions. On January 1, 2008, Dr. Ganani resigned as CEO and, as a result, the unvested portion of the Ganani Option (equal to options to purchase 1,160,000 shares) terminated. As a result, the remainder of the Ornath Option for the same amount of shares also terminated.

e.	See also note 9 to the Financial Statements, regarding options and RSUs granted to Dr Ganani.

(3)	Dr Fredy Ornath:

a.
On July 6, 2006 Dr Ornath was awarded with options to purchase 1,080,000 of the Company's common stock. These options vest, in equal portions, on a quarterly basis as of February 15, 2006. As of December 31, 2007 options to purchase 630,000 shares were vested. The remaining options will continue to vest until February 15, 2009.

b.
On July 6, 2006 Dr Ornath was also awarded the right to earn options to purchase up to 3,900,000 shares of the Company's common stock, par value $0.001. These options are earned and are fully vested upon the achievement of certain milestones, and expire 3 years after they are earned. As none of these milestones have been met, no expiration date can be determined.

c.
On May 29, 2007 Dr. Ornath granted the Company a stock option, pursuant to which the Company may purchase up to 1,450,000 shares of the Company’s common stock owned by Dr. Ornath (the "Ornath Option"). The purpose of this grant was to fulfill the Company's obligation upon exercise of an option granted to Dr. Ganani, see the “Ganani Option”.The Ornath Option is exercisable according to a certain vesting schedule throughout April 1, 2009. However, the Ornath Option is exercisable if, and only if, and to the extent that, certain stock option between the Company and its Chairman, President and CEO, at the time, Dr. Ehud Ganani ("Ganani Option"), is exercised. The Ornath Option shall be terminated immediately upon termination of the Ganani Option with respect to shares that are unvested, according to the aforementioned vesting schedule. The Ornath Option is exercisable for $0.35 per share and expires on the 7th anniversary of its grant. See also note 8 to the financial statements.  As of January 1, 2008, as a consequence of the termination of Dr. Ganani’s employment, the number of shares underlying the Ornath Option was reduced to 290,000.

(4)
On July 6, 2006 the Company granted David-Ben Yair 170,000 restricted stock units (RSU) in accordance to the Company's 2006 Global Stock Incentive Plan. As of December 31, 2007, a total of 113,333 RSUs have vested. The remaining RSUs will vest in equal portions on a quarterly basis, until November 10, 2008. The next vesting of 14,167 RSUs occurred on February 10, 2008. On July 29, 2007 , Mr. Ben Yair was granted 180,000 restricted stock units which can be settled in stock only and vested after one year as of June 1, 2008.

(5)
On July 6, 2006 the Company granted Gil Perlberg 170,000 restricted stock units (RSU) in accordance to the Company's 2006 Global Stock Incentive Plan. As of December 31, 2007, a total of 113,333 RSUs have vested. The remaining RSUs will vest in equal portions on a quarterly basis, until December 1, 2008. The next vesting of 14,167 RSUs occurred on March 1, 2008. On July 29, 2007 , Mr. Perlberg Gil was granted 180,000 restricted stock which can be settled in stock only and vested after one year as of June 1, 2008. On July 29, 2006 the Company granted Gil Perlberg 50,000 restricted stock units (RSU) vested upon the achievement of certain milestones.

(6)	All awards in this column were granted pursuant to the Company's 2006 Global Stock Incentive Compensation Plan (see note 11a to the financial statement).

(7)	Value of awards was calculated base on the closing price for the Company's share as of the final day of trading in 2007 ($0.54).

Compensation of Directors

Name	Fees Earned or Paid in Cash	Option awards	Total
	($)	($)	($)
Jack Hornstein	5,000	100,831 (1)	105,831
David Cohen	-	38,621 (2)	38,621
Efi Oshaya	-	-	-

(1) There are 135,000 shares covered by the option award.

(2) There are 45,000 shares covered by the option award.

We have no standard compensation arrangements for directors. Our directors receive compensation for services and reimbursement of expenses as determined by the Board of Directors from time to time.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of April 13, 2008, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Title Of Class	Name of Beneficial Owner (1)	Number of shares of Common Stock Beneficially Owned		Percentage of Common Stock (2)
Common Stock	Avi Kostelitz	1,130,000	(5)	2.8%
Common Stock	Dr. Ehud Ganani	702,500	(3)	1.7%
Common Stock	David Ben-Yair	321,667	(3)	0.8%
Common Stock	Jack Hornstein	165,000	(6)	0.4%
Common Stock	Gil Perlberg	321,667	(3)	0.8%
Common Stock	Dr. Fredy Ornath	10,689,990	(4)	26%
Common Stock	David Cohen	147,000	(7)	0.4%
Common Stock	Efi Oshaya	144,000	(8)	0.4%
	All officers and directors as a group (8 persons)	13,621,823		33.3%

(1)	The address of each beneficial owner is c/o TraceGuard Technologies, Inc. 330 Madison Avenue, 9th Floor, New York, New York 10017.

(2)
Applicable percentage ownership is based on 38,308,542 shares of common stock outstanding as of April 13, 2008, together with securities exercisable or convertible into shares of common stock within 60 days of April 13, 2008 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of April 13, 2008 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Includes 1,055,834 Restricted Stock Units vested by June 13, 2008 and currently exercisable options to purchase 290,000 shares of common stock.

(4)
Consists of 9,879,990 shares of common stock and 810,000 currently exercisable options. 8,859,990 shares were pledged by Dr. Fredy Ornath to "Bank Leumi of Israel Ltd" as collateral for a personal loan granted to him by the bank.

(5)	Includes 1,050,000 shares of common stock and 80,000 currently exercisable options

(6)	Consists of shares subject to currently exercisable options

(7)	Consists 36,000 shares of common stock 36,000 currently exercisable warrants and 75,000 currently exercisable options

(8)	Consists 72,000 shares of common stock and 72,000 currently exercisable warrants

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance as of the end of the fiscal year ended December 31, 2007.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under Equity Compensation Plans
	(a)		(b)	(c)

Equity compensation plans approved by security holders	-		-	-
Equity compensation plans not approved by security holders	1,722,583	(1)	-	577,417
	3,889,000	(2)	$0.6	-
	6,072,500	(3)	$1.2	-
	-		-	(4)
Total	11,684,083		-	577,417

(1)	See note 11a of the Consolidated Financial Statements.

(2)	See note 11b of the Consolidated Financial Statements.

(3)	See note 11b of the Consolidated Financial Statements.

(4)	Additional shares may be issued in the future in connection with additional investments made as a result of introductions by consultants and finders.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Subsidiary has entered into a License Agreement with Tracetrack, a company in which Dr. Fredy Ornath, a Company executive officer, has an ownership interest, pursuant to which the Company was granted by Tracetrack an exclusive, perpetual, world-wide license to certain technologies in exchange for the payment of royalty fees

TraceGuard has entered into a Consulting Agreement with M.S., a company in which Dr. Fredy Ornath, a Company executive officer, has an ownership interest, pursuant to which Dr. Ornath will provide the Company with consulting services. Under the Consulting Agreement, the Company pays a monthly consulting fee of $12,000 to M.S. In addition, the Company granted M.S. options to purchase shares of common stock to M.S. as follows:

(i) Options to purchase 1,080,000 shares at an exercise price of $0.70, vesting over a three year period commencing February 15, 2006.

(ii) Options for the purchase of 1,200,000 shares of common stock at an exercise price of $1.00 upon the receipt of an approval of the Israeli Security Agency or the TSA of one of our products.

(iii)  Options for the purchase of 1,200,000 shares of common stock at an exercise price of $1.50 upon our receipt of a purchase order for equipment in an aggregate amount of $1,000,000 during one calendar year or entering into a strategic agreement.

(iv) M.S. shall receive additional options for the purchase of 1,500,000 shares of common stock at an exercise price of $1.75 upon our achievement of gross profits of $2,000,000 according to our audited financial statements.

On May 29, 2007, Dr. Ornath, a Company executive officer, granted the Company a stock option, pursuant to which the Company may purchase up to 1,450,000 shares of the Company’s common stock owned by Dr. Ornath (previously defined as the "Ornath Option"). The purpose of this grant was to fulfill the Company's obligation upon exercise of an option granted to Dr. Ganani, see the “Ganani Option”.

The Ornath Option is exercisable according to a certain vesting schedule throughout April 1, 2009. However, the Ornath Option is exercisable if, and only if, and to the extent that, certain stock option between the Company and its Chairman, President and CEO, at the time, Dr. Ehud Ganani, is exercised. The Ornath Option shall be terminated immediately upon termination of the Ganani Option (as previously defined) with respect to shares that are unvested, according to the aforementioned vesting schedule. See also note 8 to the financial statements.

The Ornath Option is exercisable for $0.35 per share and expires on the 7-year anniversary of its grant. On January 1, 2008, Dr. Ganani resigned as CEO and, as a result, the unvested portion of the Ganani Option (equal to options to purchase 1,160,000 shares) terminated. As a result, the remainder of the Ornath Option for the same amount of shares also terminated..

TraceGuard believes that the terms of each of the above transactions are commercially reasonable and no less favorable to us than we could have obtained from an unaffiliated third party on an arm’s length basis. TraceGuard’s policy requires that all related parties recuse themselves from negotiating and or voting on behalf of TraceGuard in connection with a related party transaction.

Independent Directors

David Cohen is the Company’s only independent director under the definition in NASDAQ Rule 4200(a)(15). The members of the Audit Committee are David Cohen and Efi Oshaya and each person meets the independence requirements of Rule 10A-3(b)1 of the Exchange Act.

ITEM 13. EXHIBITS

Exhibits:

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation (incorporated by reference to the Company’s Registration Statement on Form SB-2, filed on June 18, 2002)

3.2	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to the Company’s Form 8-K, filed on September 15, 2005)

3.3	Articles of Merger changing the Registrant’s name to TraceGuard Technologies, Inc. (incorporated by reference to the Company’s Form 8-K, filed on September 15, 2005)

3.4*	Bylaws of the Company, as amended on August 23, 2007

4.1
Form of Warrant issued in connection with March 26, 2007 Regulation S private placement (incorporated by reference to the Company’s Form 10-KSB for the fiscal year ended December 31, 2006 filed on March 30, 2007)

4.2	Form of Option to Purchase 1,450,000 shares of Common Stock issued by Dr. Fredy Ornath to the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 1, 2007)

4.3	Form of Option to Purchase 1,450,000 shares of Common Stock issued by the Company to Dr. Ehud Ganani (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 1, 2007)

4.4
Grant Letter, dated August 9, 2007, between the Company and Akis Ltd. setting forth the terms of terms of the options granted pursuant to the Consulting Agreement, dated as of August 9, 2007, by and between the Subsidiary and Akis, Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 8, 2008)

4.5
Form of Warrant to Purchase 1,275,000 shares of Common Stock issued by the Company in connection with a December 16, 2007 Regulation S Private Placement (incorporated by reference to the Company’s Current Report on Form 8-K filed on December 17, 2007)

10.1
License Agreement, dated as of February 15, 2006, by and between TraceGuard Technologies Ltd. and Tracetrack Technology Ltd. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 16, 2006)

10.2+
Consulting Agreement, dated as of February 15, 2006, by and between TraceGuard Technologies Ltd. and M.S. Materials Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K filed on February 16, 2006)

10.3+	Agreement, dated May 7, 2006, by and between Traceguard Technologies Ltd. and Ehud Ganani (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 10, 2006)

10.4+	Employment Agreement, dated July 6, 2006, by and between TraceGuard Technologies Ltd. and David Ben Yair (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 7, 2006)

10.5+	Employment Agreement, dated July 6, 2006, by and between TraceGuard Technologies Ltd. and Gil Perlberg (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 7, 2006)

10.6+
First Amendment, dated July 6, 2006, to Agreement, dated May 7, 2006, by and between TraceGuard Technologies Ltd. and Ehud Ganani (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 7, 2006)

10.7+
First Amendment, dated July 6, 2006, to Consulting Agreement, dated as of February 15, 2006, by and between Traceguard Technologies Ltd. and M.S. Materials Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 7, 2006)

10.8+	Amendment, dated July 15, 2007, to Employment Agreement of David Ben-Yair, dated July 6, 2006 (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 19, 2007)

10.9+	2006 Global Stock Incentive Compensation Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 6, 2006)

Exhibit Number	Description of Exhibit
10.10	Consulting Agreement, dated as of August 9, 2007, by and between the Subsidiary and Akis, Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 8, 2008)

10.11
Confidential Private Placement Subscription Agreement, dated as of December 16, 2007, in connection with a December 16, 2007 Regulation S Private Placement (incorporated by reference to the Company’s Current Report on Form 8-K filed on December 17, 2007)

10.12
Letter Agreement, dated January 8, 2007, by and between the Company, the Subsidiary and Akis, Ltd. terminating the Consulting Agreement, dated as of August 9, 2007, by and between the Subsidiary and Akis, Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 8, 2008)

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

* Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by our principal accountant for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2007 and December 31, 2006, and for the review of the financial statements included in our Quarterly Reports on Form 10-QSB during those fiscal years were approximately $70,000 and $47,200, respectively.

Audit Related Fees. We incurred fees to our principal accountant of approximately $45,000 and $51,700 for audit related fees during the fiscal years ended December 31, 2007 and December 31, 2006.

Tax Fees. We incurred fees to our principal accountant of approximately $6,200 and $15,300, for tax compliance, and tax advice during the fiscal years ended December 31, 2007 and December 31, 2006.

All Other Fees. We did not incur any other fees to our principal account during the fiscal years ended December 31, 2007 and December 31, 2006.

The Board of Directors established a separately designated Audit Committee. The Board of Directors had no pre-approval policy or procedures in place. None of the fees listed under the captions "Audit Related Fees” and “Tax Related Fees” were approved by the Audit Committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRACEGUARD TECHNOLOGIES, INC.

By:	/s/ Avi Kostelitz
Avi Kostelitz
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ David Ben-Yair
David Ben-Yair
Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Avi Kostelitz Avi Kostelitz	President and Chief Executive Officer	April 13, 2008

/s/ David Ben-Yair David Ben-Yair	Chief Financial Officer	April 13, 2008

/s/ Ehud Ganani Dr. Ehud Ganani	Chairman of the Board	April 13, 2008

/s/ David Cohen David Cohen	Director	April 13, 2008

/s/ Jack Hornstein Jack Hornstein	Director	April 13, 2008

/s/ Efi Oshaya Efi Oshaya	Director	April 13, 2008