Form 10KSB/A
period 2007-12-31
TRACEGUARD TECHNOLOGIES, INC.
filed 2008-04-28
CIK 1174890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
Amendment No. 1
______________________

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of April 13, 2008, the aggregate number of shares of Common Stock held by non-affiliates was approximately 28,428,552.

As of April 13, 2008, the aggregate market value of the Issuer's common stock held by non-affiliates was 9,949,993, based on the average bid and asked price of $0.35 per share as of April 11, 2008.

EXPLANATORY NOTE

TraceGuard Technologies, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-KSB/A to its Annual Report on Form 10-KSB for the year ended December 31, 2007 (the “Report”), originally filed with the Securities and Exchange Commission on April 14, 2008, to correct Item 14 of Part III of the Report. Due to an inadvertent error, the second paragraph of Item 14 omitted certain relevant information and the last paragraph of Item 14 contained outdated information. As amended and restated, Item 14 of Part III of the Report shall read as set forth below.

In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Amendment No. 1 on Form 10-KSB/A includes currently dated certifications from the Company’s Principal Executive Officer and Principal Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Part III

ITEM 13. EXHIBITS
Exhibits:

Exhibit Number	Description of Exhibit
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

* Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by our principal accountant for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2007 and December 31, 2006, and for the review of the financial statements included in our Quarterly Reports on Form 10-QSB during those fiscal years, were approximately $70,000 and $47,200, respectively.

Audit Related Fees. We incurred fees to our principal accountant for services that were reasonably related to the audit of our annual financial statements for the years ended December 31, 2007 and December 31, 2006 and the review of the financial statements included in our Quarterly Reports on Form 10-QSB of approximately $45,000 and $51,700 during the fiscal years ended December 31, 2007 and December 31, 2006, respectively. In 2006, the audit related services involved the audit of TraceTrack, a licensor to the Company, the financial statements of which were included in the Company’s financial statements as a predecessor entity for accounting purposes. In 2007, the audit related services involved the review and assistance with the initial stages of documentation of internal company financial reporting processes as a precursor to the Company’s design of a testing plan for such processes.

Tax Fees. We incurred fees to our principal accountant for services related to tax compliance and tax advice of approximately $6,200 and $15,300 during the fiscal years ended December 31, 2007 and December 31, 2006, respectively.

All Other Fees. We did not incur any other fees to our principal accountant during the fiscal years ended December 31, 2007 and December 31, 2006.

Pre-Approval of Audit and Non-Audit Services. During 2006, the Board of Directors acted as the Audit Committee of the Company, since the Company had not yet established a separate Audit Committee. The Board of Directors pre-approved all audit and permitted non-audit services in 2006. In January 2007, the Board of Directors established a separate Audit Committee. The Audit Committee pre-approved all audit and permitted non-audit services in 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRACEGUARD TECHNOLOGIES, INC.

By:	/s/ David Ben-Yair
David Ben-Yair
Chief Financial Officer