Form 10-Q
period 2008-03-31
TRACEGUARD TECHNOLOGIES, INC.
filed 2008-05-15
CIK 1174890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2008

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _________ to ___________

Commission File Number: 000-50329

TRACEGUARD TECHNOLOGIES, INC.
(Exact Name of Registrant as Specified in Charter)

Nevada	98-0370398
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

330 Madison Avenue, 9th Floor, New York, New York 10017
(Address of Principal Executive Offices)

(866) 401-5969
(Registrant’s Telephone Number, Including Area Code)

(Former Address, if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date:  As of May 14, 2008 there were 38,308,542 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):      Yes ☐   No ☒

TRACEGUARD TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Page

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS:

Balance Sheets	3

Statements of Operations	4

Statements of Cash Flows	5

Statements of Changes in Capital Deficiency	6

Notes to Financial Statements	7-11

TRACEGUARD TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED INTERIM CONSOLIDATED BALANCE SHEET
IN US DOLLARS

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)

Assets

Current Assets
Cash and cash equivalents	65,493	62,864
Restricted deposits	29,304	26,898
Prepaid expenses and other receivables	59,454	130,878

Total current assets	154,251	220,640

Long Term Prepaid Expenses	24,261	34,131

Restricted deposits	25,735	23,574

Property and equipment, net	440,190	474,277

License rights	-	-

Total Assets	644,437	752,622

Liabilities and Capital Deficiency

Current Liabilities

Accounts payable- trade and other	560,875	498,294
Accrued Expenses and other current liabilities	610,086	497,720
Total current liabilities	1,170,961	996,014

Commitments and contingencies

Total liabilities	1,170,961	996,014

Capital Deficiency
Share capital - common shares par value $0.001; Authorized - March 31, 2008 and December 31, 2007 150,000,000 , Issued and outstanding - March 31, 2008 and December 31, 2007 - 38,308,542 shares.	38,309	38,309
Additional paid-in capital	11,552,589	10,867,913
Receipt on account of shares to be allotted	643,057	-
Warrants	2,556,157	3,148,324
Deficit accumulated during the development stage	(15,316,636)	(14,297,938)
Total Capital Deficiency	(526,524)	(243,392)
Total liabilities and Capital Deficiency	644,437	752,622

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

TRACEGUARD TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
IN US DOLLARS

	Three Months Ended March 31		Cumulative from March 20, 2002(*) to March 31,
	2008	2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)
Research and development expenses	506,416	860,208	6,396,669

Marketing & business development expenses	105,498	196,392	1,038,208

Impairment of License Rights	-	-	455,000

General and administrative expenses	354,220	852,458	7,414,714

Operating loss	(966,134)	(1,909,058)	(15,304,591)

Financing income (expenses), net	(52,564)	15,824	(11,641)

Net loss for the period	(1,018,698)	(1,893,234)	(15,316,636)

Loss per share ("EPS") - basic and diluted	(0.03)	(0.06)	(0.71)

Weighted average number of shares used in computation of EPS basic and diluted	38,308,542	30,540,742	21,630,474

(*) Date of inception.

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

TRACEGUARD TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
IN US DOLLARS

	Three Months Ended March 31		Cumulative from March 20, 2002(*) to March 31,
	2008	2007	2008
Cash Flow from Operating Activities :	(Unaudited)	(Unaudited)	(Unaudited)

Net Loss for the period	(1,018,698)	(1,893,234)	(15,316,636)
Adjustments to reconcile net loss for the period to net cash used in operating activities:
Income and expenses not involving cash flow:
Depreciation and amortization	33,750	25,434	273,285
Impairment of License Rights	-	-	455,000
Non-cash stock based compensation expenses to service providers and employees	92,509	687,002	4,302,963
Changes in operating assets and liabilities:
Decrease (Increase) in Prepaid expenses and other receivables	81,294	(53,248)	(83,715)
Increase (Decrease) in accounts payable and other current liabilities	174,947	31,197	1,178,580

Net cash used in operating activities	(636,198)	(1,202,849)	(9,190,523)

Cash Flows from Investing Activities
Restricted deposit	(4,567)	(20,350)	(55,039)
Advance on account of license rights	-	-	(100,000)
Proceeds from disposal of property	337	-	337
Purchase of property and equipment	-	(6,865)	(713,812)
Net cash used in investing activities	(4,230)	(27,215)	(868,514)

Cash Flows from Financing Activities

Issuance of share capital and warrants, net of issuance expenses	-	1,615,443	8,543,067
Receipts on accounts of shares to be allotted	643,057	1,843,306	1,551,392
Receipt on account of notes from shareholder	-	-	30,071

Net cash provided by financing activities	643,057	3,458,749	10,124,530

Increase in cash and cash equivalents	2,629	2,228,685	65,493
Cash and cash equivalents at the beginning of the period	62,864	1,056,939	-
Cash and cash equivalents at the end of the period	65,493	3,285,624	65,493

(*) Date of Inception.

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

TRACEGUARD TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED INTERIM CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL DEFICIENCY
IN US DOLLARS

	Number of Shares*	Common Stock Amount	Additional Paid In Capital	Receipts on Account of Shares To be Allotted	Warrants	Deficit Accumulated During The Development Stage	Total
Issuance of common stock to founders on inception	15,000,000	2,500	-	-	-	-	2,500
Issuance of Common Stock and Warrants (net of issuance expenses)	20,875,177	15,208	5,536,344	(221,435)	3,827,350	-	9,157,467
Issuance of shares to service providers (net of issuance expenses)	2,433,365	2,434	1,216,717	-	-	-	1,219,151
Issuance of dividend shares on September 12, 2005	-	18,167	(18,167)	-	-	-	-
Compensation expenses related to RSU and options granted to employees and service providers	-	-	3,061,303	-	-	-	3,061,303
Capital surplus on account of shareholders waiver on notes payable	-	-	37,690	-	-	-	37,690
Shareholders Contribution in the form of license rights	-	-	355,000	-	-	-	355,000
Receipt on accounts of shares to be allotted	-	-	-	221,435	-	-	221,435
Expiration of Warrants	-	-	679,026	-	(679,026)	-	-
Net loss for the period from March 20, 2002** to December 31, 2007	-	-	-	-	-	(14,297,938)	(14,297,938)
Balance December 31, 2007 (Audited)	38,308,542	38,309	10,867,913	-	3,148,324	(14,297,938)	(243,392)
Compensation expenses related to RSU and options granted to employees and service providers	-	-	92,509	-	-	-	92,509
Receipt on accounts of shares to be allotted	-	-	-	643,057	-	-	643,057
Expiration of Warrants	-	-	592,167	-	(592,167)	-	-
Net loss for the period	-	-	-	-	-	(1,018,698)	(1,018,698)
Balance at March 31, 2008 (Unaudited)	38,108,542	38,109	11,552,589	643,057	2,556,157	(15,316,636)	(526,524)

(*) After giving a retroactive effect to a six-to-one stock split in the form of stock dividend of fully paid dividend shares of $0.001 par value at a rate of five shares for every one share of $0.001 par value.
(**) Date of Inception
The accompanying notes are an integral part of these condensed interim consolidated financial statements.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

a.
TraceGuard Technologies, Inc. ("the Company") was incorporated in Nevada on March 20, 2002. The Company is currently developing innovative security technologies and solutions for explosives detection, a growth segment of the US and global homeland security market. The Company’s systems are designed to improve the screening and detection of explosives, narcotics, biological contaminants and other hazardous materials.

b.
The interim statements as of March 31, 2008 and for the three months period then ended (hereafter - the interim statements) were drawn up in condensed form, in accordance with generally accepted accounting principles applicable to interim statements and in accordance with the instructions of article 8-03 of Regulation S-X. The accounting principles applied in preparation of the interim statements are those applied in the annual financial statements. Nevertheless, the interim statements do not include all the information and explanations required for the annual financial statements. The year end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for the three-months period ended March 31, 2008 are not necessarily indicative of the results that may expected for the year ending December 31, 2008. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

c.	Going Concern

As reflected in the accompanying interim statements, the Company’s operations for the three months period ended March 31, 2008, resulted in an operating loss of $966,134 and a negative cash-flow from operating activities of $636,198. The Company’s capital deficiency as of March 31, 2008 is $526,524. The Company expects to continue operating expenditures at the current level over the next 12 months with no substantial revenues expected. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The Company’s ability to continue operating as a going concern is dependent on its ability to raise sufficient additional working capital. Management’s plan in this regard is to seek additional financing to fund its operations ,see Note 5. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

d.	Recently Issued and newly adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework, provides guidance regarding the methods to be used for measuring fair value and expands the required disclosure regarding fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company adopted SFAS 157 on January 1, 2008. The adoption did not have any impact on the Company’s financial statements. In February 2008, the FASB deferred for one additional year the effective date of SFAS 157 for all non financial assets and non financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

NOTE 1 - GENERAL (Continued)

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 is expected to expand the use of fair value accounting but does not affect existing standards that require certain assets or liabilities to be carried at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company adopted SFAS 159 on January 1, 2008. The adoption did not have any impact on the Company’s financial statements.

In December 2007, the FASB ratified EITF Issue No. 07-01, "Accounting for Collaborative Arrangements" ("EITF 07-01").  EITF 07-01 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-01also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF 07-01 is effective for fiscal years beginning after December 15, 2008 (January 1, 2009, for the Company).  EITF 07-01 shall be applied using modified version of retrospective transition for those arrangements in place at the effective date. An entity should report the effects of applying this Issue as a change in accounting principle through retrospective application to all prior periods presented for all arrangements existing as of the effective date, unless it is impracticable to apply the effects the change retrospectively. The Company is currently assessing the impact that EITF 07-01 may have on its results of operations and financial position.

NOTE 2 - LICENSE RIGHTS

a.
On February 15, 2006, the Company's wholly owned Subsidiary, TraceGuard Technologies Ltd (the "Subsidiary") entered into a License Agreement (the “License Agreement”) with TraceTrack Technology Ltd ("TraceTrack"), an Israeli based company, wholly owned by Dr Fredy Ornath, who also owns, as of March 31, 2008, approximately 26% percent of the of the Company's common stock .Pursuant to the License Agreement, the Subsidiary, under certain terms and conditions as set forth within the Agreement, acquired an exclusive, worldwide, perpetual license to the patents and related know-how owned by TraceTrack, which involves technology being developed to be used for the collection of explosive traces. In consideration for the license granted to the Subsidiary, TraceTrack will receive royalty payments of 3% of net sales from products utilizing the licensed technology until the earlier of: five years from the first commercial sale of a product, or at the time that the aggregate total royalty payment equal $2,500,000. This is in addition to a previous payment of $100,000 made as a down payment for the license. As a result of the License Agreement, the Company is considered the successor entity of TraceTrack.

b.
On December 11, 2006, the Company entered into an amendment of the aforementioned License Agreement. The amendment eliminated the right of TraceTrack to terminate the license if certain development milestones were not achieved by the Company. Pursuant to the aforementioned amendment the value of the License Agreement was re-evaluated by the management of the Company, with assistance of independent consultant, as $455,000. The increase in value in the amount of $355,000 was accounted for as a contribution to equity.

c.
As of December 31,2007 and according to the Company's business plans , it was not in the intention of the Company to use any of the patent applications with respect to which the license applies to the Company's current and future products. Therefore, the Company's management decided to record an impairment of $455,000 , which is the entire remaining license right balance

NOTE 3 - SHAREHOLDERS' EQUITY

During the three months period ending on March 31, 2008 the Company received funds on account of shares to be allotted, the terms of which are described below:

a.
On December 16, 2007, the Company entered into a subscription agreement with certain subscribers, pursuant to which the Company agreed to sell 1,275,000 “Units” in an offshore private placement (the “Offering”). Each Unit is comprised of one share of common stock, par value $.001 per share (“Common Stock”), and one warrant to purchase one share of Common Stock with an exercise price of $0.70 per share and a term of exercise of 36 months. In the aggregate, the Offering involves the sale of 1,275,000 shares of Common Stock (the “Shares”) and warrants (the “Warrants”) to purchase 1,275,000 shares of Common Stock. Each Unit will be issued for a purchase price of $0.40 and the gross proceeds from the Offering will be approximately $510,000, before deduction of transaction expenses. The subscription agreement provides for the subscriber to pay the purchase price in three equal monthly installments starting on or before January 20, 2008 and, after each installment payment, the Company will issue the pro-rata portion of the Units to such subscriber. The subscription agreement also provides that the subscriber has the right to subscribe for a number of Units equal to 100% of the Units purchased thereunder on the same terms and conditions at any time prior to the second installment payment on or before February 20, 2008. The sale of the Shares pursuant to the subscription agreement and the Warrants will each be subject to certain anti-dilution adjustments. The Warrants may be cashless exercised by the holder. As of March 31, 2008, $40,000 had not been received.

b.	Additional funds were received as a part of a financing completed in April 2008, see also Note 5b for details.

NOTE 4 - STOCK BASED COMPENSATION

a.	Employees' Restricted Stock Unit Plan

1)
On July 6, 2006, the Board of Directors of the Company adopted the 2006 Global Stock Incentive Compensation Plan (the "Plan"), pursuant to which the Company will be able to issue restricted stock units ("RSU") to its employees, consultants and independent agents. The Company reserved a total of 2,300,000 authorized but un-issued shares of Common Stock, par value US$ 0.001 per share, for the purposes of the Plan, subject to adjustments as set forth in the Plan.

2)
In July 2007, the Board of Directors of the Company approved a grant of 520,000 RSUs to several of the Subsidiary's employees in accordance to the Plan. The vesting of the aforementioned RSUs is subject to certain service and performance conditions.

3)	As of March 31, 2008 the Company has 853,084 shares available for future grants under the Plan.

4)
During the three months period ended March 31, 2008, the Company recorded stock-based compensation of $147,963 related to the RSUs granted, out of which $588 related to RSUs with a performance condition for which vesting was estimated by the Company’s management as probable, and the remaining $147,375 related to RSUs with service conditions that have been satisfied. Each unit's value was determined based on the closing price for the Company's share on grant date. The Company recognized share based compensation expenses under the straight-line method over the requisite service period.

5)
As of March 31, 2008 the total compensation cost related to unvested RSUs not yet recognized is $251,538, out of which $240,197 is expected to be recognized over the weighted average vesting period of 0.6 years, and the remaining $11,341 in accordance with the achievement of certain milestones.

NOTE 4 - STOCK BASED COMPENSATION (Continued)

b.	Stock Option Plans for Employees and Service Providers

1)
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

2)
The fair value of stock options granted until March 31, 2008 was estimated using the following assumptions: (a) average expected term of the option of 3.8 years (b) average risk free interest rate of 2.5% (c) dividend yield of 0% and (d) volatility of 100%.

3)
During the three months period ended March 31, 2008, the Company recorded compensation income related to stock options granted at a total amount of $55,456, out of which $27,091 related to stock options with a performance condition for which vesting was estimated by the Company's management as probable, and the remaining $28,365 related to stock options with service conditions that have been satisfied.

4)
As of March 31, 2008 the total unrecognized compensation cost related to unvested options was $434,770 out of which $138,330 will be recognized over an average 1.3 years period vesting period, and the remaining $296,441 in accordance with the achievement of certain milestones.

c.	Shares Granted to Service Providers

The Company from time to time has entered into service agreements with several service providers. No stock-based compensation to service providers was recognized during the Three months period ended March 31, 2008.

NOTE 5 - SUBSEQUENT EVENTS

a.
On April 18, 2008, the Company entered into the Purchase Agreement with Golden Gate Investors, Inc. (“GGI”) pursuant to which the Company issued a $1,500,000 debenture (the “Company Debenture”) that is convertible into common stock, par value $0.01 per share (“Common Stock”), of the Company and, as consideration therefore, GGI delivered a cash payment of $225,000 and a secured promissory note of GGI in the amount of $1,275,000 (the “GGI Note”). The Company Debenture bears interest at a rate of 7% per annum, which is payable monthly in cash or, at the option of GGI, in shares of Common Stock at the then applicable conversion price, and matures on April 18, 2012. The GGI Note bears interest at a rate of 7.25% per annum, which is payable monthly in cash, and matures on May 31, 2012. As described in the respective instruments, the Company Debenture provides for an upward adjustment of the interest rate under certain circumstances and the GGI Note provides for a downward adjustment of the interest rate under certain circumstances. In addition, GGI is required to prepay a portion of the GGI Note (i) on the three months anniversary of closing in the amount of $200,000, provided that certain conditions set forth in the Purchase Agreement are satisfied (ii) on the five months anniversary of closing in the amount of $225,000, provided that certain conditions set forth in the Purchase Agreement are satisfied and (iii) on a monthly basis commencing immediately following the six months anniversary of the closing in the amount of at least $200,000, provided that certain conditions set forth in the GGI Note are satisfied.

SUBSEQUENT EVENTS (Continued)

b.
On April 20, 2008, the Company entered into private placement subscription agreements having the same terms and conditions with several individual purchasers pursuant to which the Company sold 255,000 “units” for an aggregate offering price of $102,000, or a per unit purchase price of $0.40. Each “unit” was comprised of one share of Common Stock and one warrant to purchase Common Stock with an exercise price of $0.80 and a term of exercise of three years. In the aggregate, the offering involved the sale of 255,000 shares of Common Stock and warrants to purchase 255,000 shares of Common Stock.

On April 20, 2008, the Company entered into a private placement subscription agreement with an individual purchaser pursuant to which the Company sold 166,667 shares of Common Stock for an aggregate offering price of $50,000, or a per share purchase price of $0.30. Such subscription agreement provides for the issuance of 190,501 shares of Common Stock to the purchaser as an anti-dilution adjustment of such purchaser’s previous investment of $100,013 in securities of the Company in March 2007.

On April 20, 2008, the Company entered into a private placement subscription agreement with an individual purchaser pursuant to which the Company sold 166,667 shares of Common Stock for an aggregate offering price of $50,000, or a per share purchase price of $0.30. Such subscription agreement provides for the issuance of 571,429 shares of Common Stock to the purchaser as an anti-dilution adjustment of such purchaser’s previous investment of $300,000 in securities of the Company in May 2007.

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

General

Until June 29, 2005, the Company’s business plan was to develop and market an Internet computer software program that was designed to automate the process of submission of Internet web page information in multiple languages to major Internet search engines. Since February 2006, the Company’s business plan has been focused on developing technologies for homeland security applications. This new business plan is based on an exclusive technology license from TraceTrack Technologies Ltd. ("TraceTrack"), which was finalized in a licensing agreement between our wholly owned subsidiary, TraceGuard Technologies Ltd. (the "Subsidiary") and Tracetrack on February 15, 2006.

Liquidity and Capital Resources

As of March 31, 2008, we had a working capital deficiency of $526,524. We have recently raised $225,000 in a convertible debt private placement pursuant to Regulation D and $202,000 in equity private placements pursuant to Regulation S, as previously reported on our Form 8-K filed on April 24, 2008 with the Securities and Exchange Commission. Since May 1, 2008, we have raised approximately $100,000 in equity private placements pursuant to Regulation S, the terms of which have not yet been reduced to definitive documentation. We intend to continue to fund our operations through financings for the foreseeable future, until we generate positive cash flow from operations.

Estimated use of funds over calendar 2008 (in thousands):

Development and Engineering	1,070
Marketing & Business Dev.	234
General and Administrative	611
Property & Equipment	65
Total	1,980

The Company has had no revenues since inception.

During the period of the three months ended March 31, 2008, the Company had an average monthly burn rate of approximately $213,000, mainly consisting of (in thousands US$):

Wages and consulting services	143
Engineering and R&D activities	34
Marketing and G&A	24
Investment in equipment	12
Total	213

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

We plan to further deploy the CompactSafe in key facilities throughout 2008 in Israel and abroad (a major international airport in Europe). Over the next 12 months we intend to focus our efforts on achieving certification from two major aviation regulators, which is expected to lead to our first sales by the second half of 2008. Once sales are established, intensive R&D efforts on CarrySafe, our second proposed product, will resume in order for that product to reach commercialization.

Lease agreements & investments

The Company and its wholly owned subsidiary, has agreements to lease office space and office services in New York City and Petach-Tikva (Israel). Total expected lease expenses for the next 12 months are approximately $108,000. We have lease agreements for our Israeli facilities until November 2009, with our option for a 2-year extension.

As of March 31, 2008, the Company and its subsidiary had invested approximately $269,000 in leasehold improvements and furniture for its new facilities.

In addition, as of March 31, 2008, a sum of approximately $444,000 had been invested in equipment, computer hardware and computer software for the Subsidiary's development group.

Employees

As of May 14, 2008, there were 19 full and part time employees, other than directors, of our subsidiary. We expect to recruit a number of additional part time and full time employees in the field of engineering, R&D, administrative and business development over the next 12 months.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Recently Issued and newly adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework, provides guidance regarding the methods to be used for measuring fair value and expands the required disclosure regarding fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company adopted SFAS 157 on January 1, 2008. The adoption did not have any impact on the Company’s financial statements. In February 2008, the FASB deferred for one additional year the effective date of SFAS 157 for all non financial assets and non financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 is expected to expand the use of fair value accounting but does not affect existing standards that require certain assets or liabilities to be carried at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company adopted SFAS 159 on January 1, 2008. The adoption did not have any impact on the Company’s financial statements.

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

Effective January 1, 2006 the Company adopted SFAS No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”) using the Modified Prospective Approach. SFAS No. 123R revises SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123") and requires the measurement and recognition of compensation of all share-based payments, to be based on their estimated fair values at grant date, or the date of later modification, over the requisite service period. The interim statements as of March 31, 2008 and for the Three months period then ended reflect the impact of SFAS No. 123R. For the Three month period ended March 31, 2008 the Company recorded stock based compensation expense related to issuance of restricted stock units and stock options to employees in the amount of $147,963.

The Company accounts for stock-based payment issued to non-employees on a fair value basis in accordance with SFAS No. 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and related interpretations. For the Three month period ended March 31, 2008 the Company recorded income stock based compensation related to issuance of Shares of its Common Stock and of Stock Options in the amount of $55,454.

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

Fair Value of Financial Instruments

Financial Accounting Standards No. 157, “Fair Value Measurements” defines fair value, establishes a framework, provides guidance regarding the methods to be used for measuring fair value and expands the required disclosure regarding fair value measurements.
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

Results of Operations

Three months ended March 31, 2008 and 2007

The Company's operating expenses for the three months period ended March 31, 2008 and 2007, were $966,134 and $1,909,058, respectively. The principal components of the expenses were for R&D activities, in respect of the development of our first product, CompactSafe, as well as general and administrative expenses, mainly consisting of payroll cost and consulting expenses including stock based compensation.

Our Company recorded losses of $1,018,698 and $1,893,234 for the three months period ended March 31, 2008 and 2007, respectively, and losses of $15,316,636 since March 20, 2002 (date of inception).

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. On the basis of the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2008.

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

Internal Control Over Financial Reporting

During the Company’s most recent fiscal quarter, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered sales of equity securities by the Company in this quarter were previously reported on the Company’s Form 8-K filed on April 24, 2008 with the Securities and Exchange Commission.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits.

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

TraceGuard Technologies, Inc.

By:

/s/Mr. Avi Kostelitz
Mr. Avi Kostelitz, President and Chief Executive Officer
(Principal Executive Officer)
Date: May 14, 2008

/s/ David Ben-Yair
David Ben-Yair, Chief Financial Officer
(Principal Financial Officer)
Date: May 14, 2008