Form 10-Q
period 2008-06-30
TRACEGUARD TECHNOLOGIES, INC.
filed 2008-08-14
CIK 1174890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date:  As of August 14, 2008 there were 44,453,025 shares of common stock issued and outstanding

Transitional Small Business Disclosure Format (check one):      Yes ☐   No ☒

TRACEGUARD TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Page

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS:

Balance Sheets	3

Statements of Operations	4

Statements of Cash Flows	5

Statements of Changes in Capital Deficiency	6

Notes to Financial Statements	7-13

TRACEGUARD TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS
IN US DOLLARS

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Assets

Current Assets
Cash and cash equivalents	36,695	62,864
Restricted deposits	31,200	26,898
Prepaid expenses and other receivables	45,385	130,878

Total current assets	113,280	220,640

Long Term Prepaid Expenses	25,715	34,131

Restricted deposits	28,073	23,574

Property and equipment, net	406,893	474,277

Total Assets	573,961	752,622

Liabilities and Capital Deficiency

Current Liabilities

Accounts payable- trade and other	453,408	498,294
Derivative liability	145,657	-
Accrued Expenses and other current liabilities	676,079	497,720

Total current liabilities	1,275,144	996,014

Long-Term Liabilities

7% Convertible debenture, net of discount of $ 139,585	85,415	-

Commitments and contingencies

Total liabilities	1,360,559	996,014

Capital Deficiency

Share capital - common shares par value $0.001; Authorized - June 30, 2008 and December 31, 2007 150,000,000 , Issued and outstanding - June 30, 2008 and December 31, 2007 - 38,308,542 shares	38,309	38,309
Additional paid-in capital	11,822,867	10,867,913
Receipt on account of shares to be allotted	1,254,859	-
Warrants	2,462,101	3,148,324
Deficit accumulated during the development stage	(16,364,734)	(14,297,938)
Total Capital Deficiency	(786,598)	(243,392)
Total liabilities and Capital Deficiency	573,961	752,622

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

TRACEGUARD TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
IN US DOLLARS
	Three Months Ended June 30		Six Months Ended June 30		Cumulative from March 20, 2002(*) to June 30, 2008
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Research and development expenses	477,876	683,575	984,293	1,543,783	6,874,546
Marketing & business development expenses	45,755	378,625	151,252	575,017	1,083,962

Impairment of License Rights	-	-	-	-	455,000

General and administrative expenses	477,076	806,935	831,296	1,659,393	7,892,194

Operating loss	(1,000,707)	(1,869,135)	(1,966,841)	(3,778,193)	(16,305,702)

Financing income (expenses), net	(47,391)	10,193	(99,955)	26,017	(59,032)
Net loss for the period	(1,048,098)	(1,858,942)	(2,066,796)	(3,752,176)	(16,364,734)

Loss per share ("EPS") – basic and diluted	(0.03)	(0.06)	(0.05)	(0.12)	(0.73)

Weighted average number of shares used in computation of EPS basic and diluted	40,837,086	32,106,818	39,572,814	31,328,106	22,392,375

(*) Date of inception.

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

TRACEGUARD TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
IN US DOLLARS

	Six Months Ended June 30,	Six Months Ended June 30,	Cumulative from March 20, 2002(*) to June 30,
	2008	2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flow from Operating Activities :

Net Loss for the period	(2,066,796)	(3,752,176)	(16,364,734)
Adjustments to reconcile net loss for the period to net cash used in operating activities:
Income and expenses not involving cash flow:

Depreciation and amortization	67,047	121,468	306,582

Impairment of License Rights	-	-	455,000

Mark derivative instrument to market	1,830	-	1,830

Non-cash stock based compensation expenses to service provider and employees	268,731	1,338,527	4,479,185
Changes in operating assets and liabilities:

Decrease (increase) in other receivables and other assets	93,909	(58,795)	(71,100)

Increase in accounts payable and other current liabilities	137,715	27,946	1,141,348

Net cash used in operating activities	(1,497,564)	(2,323,030)	(10,051,889)

Cash Flows from Investing Activities
Restricted deposit	(8,801)	(19,803)	(59,273)
Advance on account of license rights	-	-	(100,000)
Proceeds from disposal of property	337	-	337
Purchase of property and equipment	-	(54,188)	(713,812)
Net cash used in investing activities	(8,464)	(73,991)	(872,748)

Cash Flows from Financing Activities

Issuance of share capital and warrants, net of issuance expenses	-	3,841,894	8,543,067
Receipts on accounts of shares to be allotted	1,254,859	-	2,163,194
Proceeds from convertible debenture	225,000	-	225,000
Receipt on account of notes from shareholder	-	-	30,071

Net cash provided by financing activities	1,479,859	3,841,894	10,961,332
Increase (decrease) in cash and cash equivalents	(26,169)	1,444,873	36,695
Cash and cash equivalents at the beginning of the period	62,864	1,056,939	-
Cash and cash equivalents at the end of the period	36,695	2,501,812	36,695

(*) Date of Inception.
The accompanying notes are an integral part of these condensed interim consolidated financial statements.

TRACEGUARD TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED INTERIM CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL DEFICIENCY
IN US DOLLARS
	Number of Shares*	Common Stock Amount	Additional Paid In Capital	Receipts on Account of Shares To be Allotted	Warrants	Deficit Accumulated During The Development Stage	Total
Changes during the period from March 20,2002** to December 31, 2007:
Issuance of common stock to founders on inception	15,000,000	2,500	-	-	-	-	2,500
Issuance of Common Stock and Warrants (net of issuance expenses)	20,875,177	15,208	5,536,344	(221,435)	3,827,350	-	9,157,467
Issuance of shares to service providers (net of issuance expenses)	2,433,365	2,434	1,216,717	-	-	-	1,219,151
Issuance of dividend shares on September 12, 2005	-	18,167	(18,167)	-	-	-	-
Compensation expenses related to RSU and options granted to employees and service providers	-	-	3,061,303	-	-	-	3,061,303
Capital surplus on account of shareholders waiver on notes payable	-	-	37,690	-	-	-	37,690
Shareholders Contribution in the form of license rights	-	-	355,000	-	-	-	355,000
Receipt on accounts of shares to be allotted	-	-	-	221,435	-	-	221,435
Expiration of Warrants	-	-	679,026	-	(679,026)	-	-
Net loss for the period from March 20, 2002** to December 31, 2007	-	-	-	-	-	(14,297,938)	(14,297,938)
Balance December 31, 2007 (Audited)	38,308,542	38,309	10,867,913	-	3,148,324	(14,297,938)	(243,392)
Compensation expenses related to RSU and options granted to employees and service providers	-	-	268,731	-	-	-	268,731
Receipt on accounts of shares to be allotted	-	-	-	1,254,859	-	-	1,254,859
Expiration of Warrants	-	-	686,223	-	(686,223)	-	-
Net loss for the period	-	-	-	-	-	(2,066,796)	(2,066,796)
Balance at June 30, 2008 (Unaudited)	38,308,542	38,309	11,822,867	1,254,859	2,462,101	(16,364,734)	(786,598)

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

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL

a.
TraceGuard Technologies, Inc. (the "Company") was incorporated in Nevada on March 20, 2002. The Company is currently developing innovative security technologies and solutions for explosives detection, a growth segment of the US and global homeland security market. The Company’s systems are designed to improve the screening and detection of explosives, narcotics, biological contaminants and other hazardous materials.

b.
The interim statements as of June 30, 2008 and for the six months period then ended (hereafter - the interim statements) were drawn up in condensed form, in accordance with generally accepted accounting principles applicable to interim statements and in accordance with the instructions of article 8-03 of Regulation S-X. The accounting principles applied in preparation of the interim statements are those applied in the annual financial statements. Nevertheless, the interim statements do not include all the information and explanations required for the annual financial statements. The year end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for the six-months period ended June 30, 2008 are not necessarily indicative of the results that may expected for the year ending December 31, 2008. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

c.
During June 2008 the Israeli Security Agency completed testing of the Company’s CompactSafe system and certified it to replace manual processes of explosive detection at international border crossings in Israel.

d.	Going Concern

As reflected in the accompanying interim statements, the Company’s operations for the six months period ended June 30, 2008, resulted in an operating loss of $1,966,841 and a negative cash-flow from operating activities of $1,497,564. The Company’s capital deficiency as of June 30, 2008 is $786,598. The Company expects to continue operating expenditures at the current level over the next 12 months with no substantial revenues expected. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The Company’s ability to continue operating as a going concern is dependent on its ability to raise sufficient additional working capital. Management’s plan in this regard is to seek additional financing to fund its operations, see Note 5. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

e.	Recently Issued and newly adopted Accounting Pronouncements

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133) “SFAS 161”) .SFAS 161 requires enhanced disclosures regarding derivatives and hedging activities, including: (a) the manner in which an entity uses derivative instruments; (b) the manner in which derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) the effect of derivative instruments and related hedged items on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is in process of evaluating the impact, if any, that the adoption of SFAS 161 will have on its financial statements.

NOTE 1 – GENERAL (Continued)

In April 2008, the FASB issued FASB Staff Position (the “FSP”) FAS No. 142-3, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets.” The FSP requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141, “Business Combinations.” The FSP is effective for fiscal years beginning after December 15, 2008, and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. The FSP is not expected to have a significant impact on the Company’s results of operations, financial condition or liquidity.

In May 2008, the FASB issued Financial Accounting Standard (FAS) No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are prepared in conformance with generally accepted accounting principles. Unlike Statement on Auditing Standards SAS No. 69, “The Meaning of Present in Conformity With GAAP,” FAS No. 162 is directed to the entity rather than the auditor. The statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with GAAP,” and is not expected to have any impact on the Company’s results of operations, financial condition or liquidity.

NOTE 2 – 7% CONVERTIBLE DEBENTURE

On April 18, 2008, the Company entered into a Purchase Agreement with Golden Gate Investors, Inc. (“GGI”), pursuant to which the Company issued a $1,500,000 debenture (the “Company Debenture”) that is convertible into common stock, par value $0.01 per share (“Common Stock”), of the Company and, as consideration therefor, GGI delivered a cash payment of $225,000 and a secured promissory note of GGI in the amount of $1,275,000 (the “GGI Note”). The Company Debenture bears interest at a rate of 7% per annum, which is payable monthly in cash or, at the option of GGI, in shares of Common Stock at the then applicable conversion price, and matures on April 18, 2012. The GGI Note bears interest at a rate of 7.25% per annum, which is payable monthly in cash, and matures on May 31, 2012. As described in the respective instruments, the Company Debenture provides for an upward adjustment of the interest rate under certain circumstances and the GGI Note provides for a downward adjustment of the interest rate under certain circumstances. In addition, GGI is required to prepay a portion of the GGI Note (i) on the three month anniversary of closing (July 18, 2008) in the amount of $200,000, provided that certain conditions set forth in the Purchase Agreement are satisfied, (ii) on the five month anniversary of closing (September 18, 2008) in the amount of $225,000, provided that certain conditions set forth in the Purchase Agreement are satisfied and (iii) on a monthly basis commencing immediately following the six month anniversary of the closing in the amount of at least $200,000, provided that certain conditions set forth in the GGI Note are satisfied.

The principal amount of the Company Debenture is convertible by GGI at any time into shares of Common Stock at a per share conversion price equal the lesser of $0.50 or 70% of the average of the three lowest Volume Weighted Average Price (“VWAP”) per share of the Common Stock during the 20 trading days immediately preceding the conversion election. The conversion privilege applies only to the portion of the principal amount of the Company Debenture that is equal to the aggregate amount of cash paid by GGI to the Company at closing or paid by GGI to the Company as a prepayment on the principal amount of GGI Note and not previously converted into Common Stock pursuant to the terms of the Company Debenture. As set forth in the Company Debenture, if on the date that GGI elects to convert a portion of the Company Debenture the VWAP per share of the Common Stock is less than $0.15, the Company shall have the right to redeem such portion of the Company Debenture that is subject to the conversion election by the payment to GGI of an amount equal to 135% of such portion of the Company Debenture.

NOTE 2 – 7% CONVERTIBLE DEBENTURE (Continued)

Pursuant to its terms, GGI may not convert the principal amount of the Company Debenture to the extent that, following such conversion, GGI would beneficially own in excess of 4.99% of the outstanding Common Stock, which cap may be increased to 9.99% or entirely removed by GGI on not less than 61 days’ prior notice.

As set forth in the Purchase Agreement, GGI is required to purchase up to three additional convertible debentures of the Company, each in the amount of $1,500,000 and on the same terms and conditions as the purchase of the Company Debenture, upon the satisfaction of the condition that the Company Debenture, and each succeeding convertible debenture that has been purchased subsequent to the Company Debenture, has an outstanding principal amount that is not greater than $250,000, i.e., the purchase requirement arises when the previously purchased convertible debenture has been converted or otherwise redeemed so that no more than $250,000 is outstanding. Pursuant to the Purchase Agreement, GGI may eliminate the requirement to purchase any of the additional debentures of the Company by a payment to the Company of $25,000, which payment shall be reduced under certain conditions to $5,000 or $0. As also set forth in the Purchase Agreement, at any time during the 120 days following the closing of the purchase and sale of the Company Debenture (April 18, 2008), the Company has the right to redeem the Company Debenture, and to cancel any rights or obligations with respect to the issuance of additional convertible debentures, for a payment equal to 99% of the outstanding principal amount, plus accrued but unpaid interest.

The Company Debenture provides for various events of default, such as the failure to timely pay principal or interest, materially false or misleading representations, warranties or covenants by the Company in the Purchase Agreement or other related documents, certain insolvency conditions of the Company, the cessation of trading of the Common Stock, the Company’s failure to file required reports under the securities laws, or a Company default on any indebtedness in excess of $50,000. Upon a default, GGI would have the right to accelerate amounts due under the Company Debenture and demand immediate repayment of an amount equal to 135% of the principal amount of the Company Debenture.

To the extent that cash advances have been made by GGI to the Company at closing and pursuant to prepayments on the GGI Note, the Company Debenture is secured by a pledge to GGI of 3,000,000 shares of Common Stock by several stockholders of the Company pursuant to a Stock Pledge Agreement. The GGI Note is secured by all of the assets of GGI.

The Company has identified that the Debenture contains more than one embedded derivative feature which SFAS 133 requires to be accounted for as derivatives.  The derivative features that have been bundled together in the compound embedded derivative include: (1) the conversion feature of the debenture; (2) the put options to redeem the debenture after an event of default or failure to deliver stock; and (3) the call option to prepay the debenture subsequent to a conversion request when the VWAP is below $0.15. These embedded derivatives have been bifurcated from the host debt contract and accounted for as derivative liabilities in accordance with EITF 00-19.  Since multiple derivatives exist within the Debenture, they have been bundled together as a single hybrid compound instrument in accordance with SFAS No. 133 Derivatives Implementation Group Implementation Issue No. B-15.  The value of the compound embedded derivative liability which was bifurcated from the debenture resulted in a reduction of the initial carrying amount (as unamortized discount) of the related debenture at inception.

NOTE 2 – 7% CONVERTIBLE DEBENTURE (Continued)

The impact of the application of SFAS 133 and EITF 00-19 on the balance sheet as of June 30, 2008 and April 18, 2008, the execution date of the agreement, was as follows:

	June 30,2008	April 18,2008
Net balance	$225,000	$225,000
Less unamortized discount	139,585	143,827

Convertible debt	$85,415	$81,173

The unamortized discount is being amortized to interest expense using the effective interest method over the life of the debenture.

Lattice Valuation Model

The Company valued the compound embedded derivative features in the debenture using a Lattice Model. The lattice model values the compound embedded derivatives based on a binomial valuation model that was adjusted for the debenture’s specific characteristics. The model develops a tree of future projected stock prices and respective internal values of the compound derivative feature This model is based on an assessment of the five primary alternatives possible for settlement of the features included within the compound embedded derivative, including: (1) payments are made in cash, (2) payments are made in stock, (3) the holder exercises its right to convert the debenture, (4) the Company exercises its right to convert the debenture and (5) the Company defaults on the debenture. The Company uses the model to analyze (a) the underlying economic factors that influence which of these events will occur, (b) when they are likely to occur, and (c) the common stock price and specific terms of the debenture such as interest rate and conversion price that will be in effect when they occur.

Based on the analysis of these factors, the Company uses the model to develop a set of internal values of the compound derivative feature. The value of the compound derivative feature is determined through an optimization process involving recursive computation of the set of discounted internal values.

The primary determinants of the economic value of a compound embedded derivative under the lattice model are (1) the price of the Company’s common stock, (2) the volatility of the Company’s common stock price, (3) the likelihood that an event of default or a change in control will occur, (4) the debenture’s time to maturity, (5) the Company’s dividend policy, (6) the Company’s comparative market interest.

The fair value of the compound derivative embedded in the Debenture as of June 30, 2008 and April 18, 2008 determined using the lattice valuation model was based on the following assumptions:

	June 30, 2008	April 18, 2008
Assumptions:
The price of the TraceGuard’s common stock would increase at a rate commensurate with the cost of equity, with a volatility of:	112%	109%

The range of the rate of TraceGuard’s comparative market interest:	14.36%-14.91%	13.85%-14.65%

NOTE 2 – 7% CONVERTIBLE DEBENTURE (Continued)

Based on these assumptions and management assumptions on the percent likelihood that an event of default would occur, the fair value of the embedded derivative as of June 30, 2008 and April 18, 2008 was calculated by management to be $145,657 and $143,827, respectively.

All of the assumptions are reviewed quarterly and are subject to change based primarily on management’s assessment and market conditions of the probability of the events described occurring. Accordingly, changes to these assessments could materially affect the valuation.

NOTE 3 - SHAREHOLDERS' EQUITY

During the six month period ending on June 30, 2008 the Company received funds on account of shares to be allotted, the terms of which are described below:

a.
On December 16, 2007, the Company entered into a subscription agreement with certain subscribers, pursuant to which the Company sold 1,275,000 “units” in an offshore private placement for an aggregate offering price of $510,000, or a per unit purchase price of $0.40. Each “unit” was comprised of one share of Common Stock and one warrant to purchase Common Stock with an exercise price of $0.70 per share and a term of exercise of 36 months.

b.
On April 20, 2008, the Company entered into private placement subscription agreements having the same terms and conditions with several individual purchasers pursuant to which the Company sold 255,000 “units” in an offshore private placement for an aggregate offering price of $102,000, or a per unit purchase price of $0.40. Each “unit” was comprised of one share of Common Stock and one warrant to purchase Common Stock with an exercise price of $0.80 and a term of exercise of three years.

c.
On April 20, 2008, the Company entered into private placements subscription agreement with several individual purchasers pursuant to which the Company sold 333,334 shares of Common Stock in an offshore private placement for an aggregate offering price of $100,000, or a per share purchase price of $0.30. One of the subscription agreements provides for the issuance of 190,501 shares of Common Stock to the purchaser as an anti-dilution adjustment of such purchaser’s previous investment of $100,013 in securities of the Company in March 2007.

d.
On June 12, 2008, the Company entered into subscription agreements with several individual subscribers, pursuant to which the Company sold an aggregate of 1,919,219 “units” in an offshore private placement for an aggregate offering price of $287,883, or a per unit purchase price of $0.15. Each unit was comprised of one share of Common Stock, and one warrant to purchase one share of Common Stock with an exercise price of $0.80 and a term of exercise of 3 years.

e.
On June 25, 2008, the Company entered into a Private Placement Subscription Agreement with Joseph Grinkorn (“Grinkorn”), pursuant to which the Company agreed to sell an aggregate of 7,333,333 “Units” in a private placement (the “Grinkorn Offering”). Each Unit is comprised of one share of Common Stock, and one warrant to purchase one share of Common Stock with an exercise price of $0.80 and a term of exercise of 3 years. In the aggregate, the Grinkorn Offering involves the sale of 7,333,333 shares of Common Stock and warrants to purchase 7,333,333 shares of Common Stock. Each Unit will be issued for a purchase price of $0.15 and the gross proceeds from the Grinkorn Offering will be approximately $1,100,000, before deduction of transaction expenses. The aggregate purchase price for the Units is payable in four installments, with the first installment of $200,000 paid on June 25, 2008, the second and third installments of $200,000 payable on or before each of July 5, 2008 and July 22, 2008, and the fourth installment of $500,000 payable on or before August 31, 2008. The Company has agreed to deliver to Grinkorn a number of Units equal to the aggregate Units purchased for the relevant installment following payment therefor.

NOTE 3 - SHAREHOLDERS' EQUITY (Continued)

Under the Subscription Agreement, the Company also agreed to use commercially reasonable efforts to appoint Grinkorn as a director on the Company’s board of directors (the “Board”), and to recommend that the stockholders of the Company vote for Grinkorn as a candidate for director (i) during the two year period following execution of the Subscription Agreement, for so long as Grinkorn owns at least 50% of the Shares purchased by him pursuant to the Subscription Agreement, and (ii) thereafter, for so long as Grinkorn owns at least 5% of the issued and outstanding shares of the Company, on a non-diluted basis. Grinkorn has agreed to resign from the Board if and when these conditions are not met. On August 14, 2008, the Company and Grinkorn entered into an amendment to the Subscription Agreement, reducing the aggregate amount of Units to be purchased by Grinkorn to 2,333,333 Units, for aggregate gross proceeds of $350,000, before deduction of transaction expenses. In addition, the Company and Grinkorn agreed that the Company will no longer be obligated to appoint Grinkorn as a director on the Board, while agreeing that the Company will use commercially reasonable efforts to appoint Grinkorn to the Company’s Advisory Board under certain circumstances. This amendment was entered into as a result of Grinkorn’s non-payment of certain installment payments originally required under the Subscription Agreement. See also Note 5.

f.	Additional funds were received as a part of a private placement during July 2008. See also Note 5b for details.

NOTE 4 - STOCK BASED COMPENSATION

During the six month period ended June 30, 2008, the Company recorded stock-based compensation of $268,731 related to the RSUs and stock options granted.

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

3)	As of June 30, 2008 the Company has 862,084 shares available for future grants under the Plan.

4)	As of June 30, 2008 the total compensation cost related to unvested RSUs not yet recognized is $115,707, which is expected to be recognized over the weighted average vesting period of 0.6 years.

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

2)
The fair value of stock options granted until June 30, 2008 was estimated using the following assumptions: (a) average expected term of the option of 3.6 years (b) average risk free interest rate of 3.1% (c) dividend yield of 0% and (d) volatility of 100%.

3)
As of June 30, 2008 the total unrecognized compensation cost related to unvested options was $496,477 out of which $103,716 will be recognized over an average 1.2 years period vesting period, and the remaining $392,761 in accordance with the achievement of certain milestones.

NOTE 5 - SUBSEQUENT EVENTS

a)	On July 21, 2008, pursuant to the GGI purchase agreement described above, GGI made a prepayment of $200,000 on the GGI Note described in Note 2 above.

b)
On July 27, 2008, the Company entered into subscription agreements with three individual subscribers, pursuant to which the Company agreed to sell an aggregate of 1,600,000 “Units” in an offshore private placement (the “July Offering”). Each Unit is comprised of one share of Common Stock, and one warrant (the “Warrant”) to purchase one share of Common Stock with an exercise price of $0.80 and a term of exercise of 3 years. In the aggregate, the July Offering involves the sale of 1,600,000 shares of Common Stock and Warrants to purchase 1,600,000 shares of Common Stock. Each Unit will be issued for a purchase price of $0.15 and the gross proceeds from the Offering will be approximately $240,000, before deduction of transaction expenses.

c)
As described in Note 3 above, on August 14, 2008, the Company and Grinkorn entered into an amendment to the Subscription Agreement, reducing the aggregate amount of Units to be purchased by Grinkorn to 2,333,333 Units, for aggregate gross proceeds of $350,000, before deduction of transaction expenses. In addition, the Company and Grinkorn agreed that the Company will no longer be obligated to appoint Grinkorn as a director on the Board, while agreeing that the Company will use commercially reasonable efforts to appoint Grinkorn to the Company’s Advisory Board under certain circumstances.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. They include statements concerning: our business strategy; expectations of market and customer response; liquidity and capital expenditures; future sources of revenues; expansion of our proposed product line; and trends in industry activity generally. In some cases, you can identify forward-looking statements by terminology such as "may", "should", “expects", “plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. For example, risks that could cause actual results to vary materially from future results include, but are not limited to: our lack of an operating history, issues related to intellectual property infringement, issues relating to the introduction of our products in target markets, the need to raise capital to fund operations, our dependency on key personnel, approval of our products by regulatory authorities, matters related to the location of our operations in Israel; the extent of competition; technological developments in our target markets and the development of alternate, competing technologies in them; and sales of shares by existing shareholders.

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

General

Until July, 2005 the Company’s business plan was to develop and market an Internet computer software program that was designed to automate the process of submission of Internet web page information in multiple languages to major Internet search engines. The Company then changed its business plan to focus on developing technologies for homeland security applications. This business plan is based on an exclusive technology license from TraceTrack Technologies Ltd. ("TraceTrack"), which was finalized in a licensing agreement between our wholly owned subsidiary, TraceGuard Technologies Ltd. (the "Subsidiary") and Tracetrack on February 15, 2006.

Liquidity and Capital Resources

As of June 30, 2008, we had a working capital deficiency of $786,598. From July 1, 2008 through August 13, 2008, we have raised cash in the amount of $240,000 in equity private placements pursuant to Regulation S, as previously reported on our Form 8-K filed on July 31, 2008 with the Securities and Exchange Commission. On July 21, 2008, pursuant to the GGI purchase agreement described above, GGI made a prepayment of $200,000 on the GGI Note. In addition, the amount of Grinkorn’s investment in the Company was reduced to an aggregate of $350,000 from an aggregate of $1,100,000, before deduction of transaction expenses. We intend to continue to fund our operations through financings for the foreseeable future, until we generate positive cash flow from operations.

Estimated use of funds over the next six months (in thousands):

Development and Engineering	995
Marketing & Business Dev.	204
General and Administrative	583
Property & Equipment	150
Total	1,932

The Company has had no revenues since inception.

During the period of the six months ended June 30, 2008, the Company had an average monthly burn rate of approximately $251,000, mainly consisting of (in thousands US$):

Wages and consulting services	157
Engineering and R&D activities	54
Marketing and G&A	40
Total	251

TraceGuard’s cash reserves are minimal and it has had difficulty stretching its cash reserves to meet its payment obligations. These difficulties have caused TraceGuard to delay various product development initiatives.

Product Research and Development

During 2007, the Company successfully completed 3 major pilot programs with CompactSafe in the Israeli Airport Authority (in the main international airport) and with the Israeli police (at the Western Wall) – our results proved that the CompactSafe is a mature product ready to be fielded.

We plan to further deploy the CompactSafe in key facilities throughout 2008 in Israel and abroad. During June, 2008, the Israeli Security Agency completed testing of the Company’s CompactSafe system and has certified it to replace manual processes of explosive detection at international border crossings in Israel. Over the next 12 months we expect to achieve our first sales, and intend to focus our efforts on achieving certification from two major aviation regulators, and. Once sales are established, intensive R&D efforts on the Company's next product, our second proposed product, will resume in order for that product to reach commercialization.

Lease agreements & investments

The Company and its wholly owned subsidiary, have agreements to lease office space and office services in New York City and Petach-Tikva (Israel). Total expected lease expenses for the next 12 months are approximately $84,000. We have lease agreements for our Israeli facilities until November 2009, with an option by the Company for a 2-year extension.

As of June 30, 2008, the Company and its subsidiary had invested approximately $269,000 in leasehold improvements and furniture for its new facilities.

In addition, as of June 30, 2008, a sum of approximately $444,000 had been invested in equipment, computer hardware and computer software for the Subsidiary's development group.

Employees

As of August 13, 2008, there were 19 full and part time employees, other than directors, of our subsidiary. We expect to recruit a number of additional part time and full time employees in the field of engineering, R&D, administrative and business development over the next 12 months.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Recently Issued and Newly Adopted Accounting Pronouncements

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133) “SFAS 161”) .SFAS 161 requires enhanced disclosures regarding derivatives and hedging activities, including: (a) the manner in which an entity uses derivative instruments; (b) the manner in which derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) the effect of derivative instruments and related hedged items on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is in process of evaluating the impact, if any, that the adoption of SFAS 161 will have on its financial statements.

In April 2008, the FASB issued FASB Staff Position (the “FSP”) FAS No. 142-3, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets.” The FSP requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141, “Business Combinations.” The FSP is effective for fiscal years beginning after December 15, 2008, and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. The FSP is not expected to have a significant impact on the Company’s results of operations, financial condition or liquidity.

In May 2008, the FASB issued Financial Accounting Standard (FAS) No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are prepared in conformance with generally accepted accounting principles. Unlike Statement on Auditing Standards SAS No. 69, “The Meaning of Present in Conformity With GAAP,” FAS No. 162 is directed to the entity rather than the auditor. The statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with GAAP,” and is not expected to have any impact on the Company’s results of operations, financial condition or liquidity.

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

Effective January 1, 2006 the Company adopted SFAS No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”) using the Modified Prospective Approach. SFAS No. 123R revises SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123") and requires the measurement and recognition of compensation of all share-based payments, to be based on their estimated fair values at grant date, or the date of later modification, over the requisite service period. The interim statements as of June 30, 2008 and for the six months period then ended reflect the impact of SFAS No. 123R. For the six months period ended June 30, 2008 the Company recorded stock based compensation expense related to issuance of restricted stock units and stock options to employees in the amount of $286,898.

The Company accounts for stock-based payment issued to non-employees on a fair value basis in accordance with SFAS No. 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and related interpretations. For the six months period ended June 30, 2008 the Company recorded income stock based compensation related to issuance of Shares of its Common Stock and of Stock Options in the amount of $18,167.

Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) established financial accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  These derivatives, including embedded derivatives in our structured borrowings, are separately valued and accounted for on our balance sheet. Fair values for exchange-traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.  The pricing model we use for determining fair values of our derivatives is the Lattice Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates, exchange rates and option volatilities. Selection of these inputs involves management’s judgment and may impact results of operations.

In September 2000, the Emerging Issues Task Force issued EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock" ("EITF 00-19"), which requires freestanding contracts that are settled in a company's own stock, including warrants to purchase common stock, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in results of operations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates and assumptions relate to recording realizability of accruals, income taxes, stock-based compensation expenses, derivatives and other factors. Management has exercised reasonable judgment in deriving these estimates; however, actual results could differ from these estimates. Consequently, changes in conditions could affect our estimates.

Fair Value of Financial Instruments

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework, provides guidance regarding the methods to be used for measuring fair value and expands the required disclosure regarding fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company adopted SFAS 157 on January 1, 2008. The adoption did not have any significant impact on the Company’s financial statements. At June 30, 2008, the Company’s derivative liability of $145,657 is carried at fair value measured on a recurring basis .In February 2008, the FASB deferred for one additional year the effective date of SFAS 157 for all non financial assets and non financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 is expected to expand the use of fair value accounting but does not affect existing standards that require certain assets or liabilities to be carried at fair value.

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

Results of Operations

Six months ended June 30, 2008 and 2007

The Company's operating expenses for the six months period ended June 30, 2008 and 2007, were $1,966,841 and $3,778,193, respectively. The principal components of the expenses were for R&D activities, in respect of the development of our first product, CompactSafe, as well as general and administrative expenses, mainly consisting of payroll cost and consulting expenses including stock based compensation.

Our Company recorded losses of $2,066,796 and $3,752,176 for the six months period ended June 30, 2008 and 2007, respectively, and losses of $16,364,734 since March 20, 2002 (date of inception).

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. On the basis of the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2008.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered sales of equity securities by the Company in this quarter were previously reported on the Company’s Current Reports on Form 8-K filed on each of June 18, 2008 and June 30, 2008 with the Securities and Exchange Commission.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits.

Item Number	Exhibit

10.1	Amendment No. 1 to Private Placement Subscription Agreement, by and between TraceGuard Technologies, Inc. and Joseph Grinkorn, dated as of August 14, 2008.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TraceGuard Technologies, Inc.

By:

/s/Mr. Avi Kostelitz
Mr. Avi Kostelitz, President and Chief Executive Officer
(Principal Executive Officer)
Date: August 14, 2008

/s/ David Ben-Yair
David Ben-Yair, Chief Financial Officer
(Principal Financial Officer)
Date: August 14, 2008