Form 10-Q
period 2008-09-30
TRACEGUARD TECHNOLOGIES, INC.
filed 2008-11-19
CIK 1174890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date:  As of November 19, 2008 there were 44,662,000 shares of common stock issued and outstanding

Transitional Small Business Disclosure Format (check one):      Yes ☐   No ☒

TRACEGUARD TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Page

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS:

Balance Sheet	3

Statements of Operations	4

Statements of Cash Flows	5

Statements of Changes in Capital Deficiency	6

Notes to Financial Statements	7-14

TRACEGUARD TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS
IN US DOLLARS

	September 30,	December 31,
	2008	2007
	(Unaudited)
Assets

Current Assets
Cash and cash equivalents	-	62,864
Restricted deposits	30,759	26,898
Prepaid expenses and other receivables	52,598	130,878

Total current assets	83,357	220,640

Long Term Prepaid Expenses	25,197	34,131

Restricted deposits	28,212	23,574

Property and equipment, net	374,619	474,277

Total Assets	511,385	752,622

Liabilities and Capital Deficiency

Current Liabilities

Short-term bank credit	79,675	-
Accounts payable- trade and other	342,881	498,294
Derivative liability	183,473	-
Accrued Expenses and other current liabilities	622,786	497,720
Total current liabilities	1,228,815	996,014

Long-Term Liabilities

7% Convertible debenture, net of discount of $ 264,545	160,455	-

Commitments and contingencies

Total liabilities	1,389,270	996,014

Capital Deficiency

Share capital - common shares par value $0.001; Authorized - September 30, 2008 and December 31, 2007 150,000,000 , Issued and outstanding - September 30, 2008 - 44,453,025 December 31, 2007 - 38,308,542 shares	44,453	38,309
Additional paid-in capital	12,537,904	10,867,913
Receipt on account of shares to be allotted	453,150	-
Warrants	3,014,037	3,148,324
Deficit accumulated during the development stage	(16,927,429)	(14,297,938)
Total Capital Deficiency	(877,885)	(243,392)

Total liabilities and Capital Deficiency	511,385	752,622

Basis of presentation- see going concern note 1d
The accompanying notes are an integral part of these condensed interim consolidated financial statements.

TRACEGUARD TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
IN US DOLLARS

	Three Months Ended September 30		Nine Months Ended September 30		Cumulative from March 20, 2002(*) to September 30, 2008
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Research and development expenses	304,089	1,354,629	1,288,381	2,898,412	7,178,634
Marketing & business development expenses	46,787	151,557	198,039	726,574	1,130,749
Impairment of License Rights	-	-	-	-	455,000
General and administrative expenses	297,422	919,448	1,128,718	2,578,841	8,189,616

Operating loss	(648,298)	(2,425,634)	(2,615,138)	(6,203,827)	(16,953,999)
Financing income (expenses), net	85,603	16,593	(14,353)	42,610	26,570
Net loss for the period	(562,695)	(2,409,041)	(2,629,491)	(6,161,217)	(16,927,429)

Loss per share ("EPS") – basic and diluted	(0.01)	(0.06)	(0.07)	(0.18)	(0.73)

Weighted average number of shares used in computation of EPS basic and diluted	43,914,481	38,062,776	40,233,407	33,642,427	23,130,683

(*) Date of inception.

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

TRACEGUARD TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
IN US DOLLARS
	Nine Months Ended September 30,	Nine Months Ended September 30,	Cumulative from March 20, 2002(*) to September 30,
	2008	2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flow from Operating Activities :
Net Loss for the period	(2,629,491)	(6,161,217)	(16,927,429)
Adjustments to reconcile net loss for the period to net cash used in operating activities:
Income and expenses not involving cash flow:
Depreciation and amortization	100,708	150,245	340,243
Impairment of License Rights	-	-	455,000
Mark derivative instrument to fair value	(94,941)	-	(94,941)
Non-cash stock based compensation expenses to service provider and employees	311,086	2,351,383	4,521,540
Changes in operating assets and liabilities:
Decrease (increase) in other receivables and other assets	87,214	(45,906)	(77,795)
Increase (decrease) in accounts payable and other current liabilities	(16,478)	214,155	987,155

Net cash used in operating activities	(2,241,902)	(3,491,340)	(10,796,227)

Cash Flows from Investing Activities
Restricted deposit	(8,499)	(23,008)	(58,971)
Advance on account of license rights	-	-	(100,000)
Proceeds from disposal of property	337	-	337
Purchase of property and equipment	(1,387)	(56,974)	(715,199)
Net cash used in investing activities	(9,549)	(79,982)	(873,833)

Cash Flows from Financing Activities
Short-term bank credit	79,675	-	79,675
Issuance of share capital and warrants, net of issuance expenses	1,230,762	3,828,274	9,773,829
Receipts on accounts of shares to be allotted	453,150	-	1,361,485
Proceeds from convertible debenture	425,000	-	425,000
Receipt on account of notes from shareholder	-	-	30,071

Net cash provided by financing activities	2,188,587	3,828,274	11,670,060
Increase (decrease) in cash and cash equivalents	(62,864)	256,952	-
Cash and cash equivalents at the beginning of the period	62,864	1,056,939	-
Cash and cash equivalents at the end of the period	-	1,313,891	-

(*) Date of Inception.
The accompanying notes are an integral part of these condensed interim consolidated financial statements.

TRACEGUARD TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED INTERIM CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL DEFICIENCY
IN US DOLLARS

	Number of Shares*	Common Stock Amount	Additional Paid In Capital	Receipts on Account of Shares To be Allotted	Warrants	Deficit Accumulated During The Development Stage	Total
Changes during the period from March 20,2002** to December 31, 2007:
Issuance of common stock to founders on inception	15,000,000	2,500	-	-	-	-	2,500
Issuance of Common Stock and Warrants (net of issuance expenses)	20,875,177	15,208	5,536,344	(221,435)	3,827,350	-	9,157,467
Issuance of shares to service providers (net of issuance expenses)	2,433,365	2,434	1,216,717	-	-	-	1,219,151
Issuance of dividend shares on September 12, 2005	-	18,167	(18,167)	-	-	-	-
Compensation expenses related to RSU and options granted to employees and service providers	-	-	3,061,303	-	-	-	3,061,303
Capital surplus on account of shareholders waiver on notes payable	-	-	37,690	-	-	-	37,690
Shareholders Contribution in the form of license rights	-	-	355,000	-	-	-	355,000
Receipt on accounts of shares to be allotted	-	-	-	221,435	-	-	221,435
Expiration of Warrants	-	-	679,026	-	(679,026)	-	-
Net loss for the period from March 20, 2002** to December 31, 2007	-	-	-	-	-	(14,297,938)	(14,297,938)
Balance December 31, 2007	38,308,542	38,309	10,867,913	-	3,148,324	(14,297,938)	(243,392)
Issuance of Common Stock and Warrants (net of issuance expenses)	6,144,483	6,144	664,997	-	559,621	-	1,230,762
Compensation expenses related to RSU and options granted to employees and service providers	-	-	311,086	-	-	-	311,086
Receipt on accounts of shares to be allotted	-	-	-	453,150	-	-	453,150
Expiration of Warrants	-	-	693,908	-	(693,908)	-	-
Net loss for the period	-	-	-	-	-	(2,629,491)	(2,629,491)
Balance at September 30, 2008 (Unaudited)	44,453,025	44,453	12,537,904	453,150	3,014,037	(16,927,429)	(877,885)

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

b.
The interim statements as of September 30, 2008 and for the nine months period then ended (hereafter - the interim statements) were drawn up in condensed form, in accordance with generally accepted accounting principles applicable to interim statements and in accordance with the instructions of article 8-03 of Regulation S-X. The accounting principles applied in preparation of the interim statements are those applied in the annual financial statements. Nevertheless, the interim statements do not include all the information and explanations required for the annual financial statements. The year end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for the nine-months period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

c.
During June 2008 the Israeli Security Agency completed testing of the Company’s CompactSafe system and certified it to replace manual processes of explosive detection at international border crossings in Israel.

d.	Going Concern

As reflected in the accompanying interim statements, the Company’s operations for the nine months period ended September 30, 2008 resulted in an operating loss of $2,615,138 and negative cash-flow from operating activities of $2,241,902. The Company’s capital deficiency as of September 30, 2008 was $877,885.
The Company’s ability to continue as a going concern will depend upon its ability to raise additional capital in the short term. The Company is actively pursuing raising additional capital from current shareholders and others, to fund its operations although there is no assurance that such capital will be available to the Company.
These factors raise substantial doubt about the ability of the Company to continue as a going concern. The Company’s ability to continue operating as a going concern is dependent on its ability to raise sufficient additional working capital in the short term. Management’s plan in this regard is to seek additional financing to fund its operations, see Note 6. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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
The Company Debenture provides for an upward adjustment of the interest rate under certain circumstances and the GGI Note provides for a downward adjustment of the interest rate under certain circumstances. In addition, GGI is required to prepay a portion of the GGI Note (i) on the three month anniversary of closing (July 18, 2008) in the amount of $200,000, provided that certain conditions are satisfied, the amount of $200,000 were received on July 21 ,2008, (ii) on the five month anniversary of closing (September 18, 2008) in the amount of $225,000, provided that certain conditions are satisfied and (iii) on a monthly basis commencing immediately following the six month anniversary of the closing (October 18, 2008) in the amount of at least $200,000, provided that certain conditions set forth in the GGI Note are satisfied.

The initial $200,000 payment due on July 18, 2008 was made by GGI. However, neither the $225,000 payment due on September 18, 2008 nor the first $200,000 monthly payment due on October 18, 2008 were made by GGI. The Company was informed that the September 18, 2008 payment was not made because the minimum $0.20 volume weighted average price per share of Company common stock condition to such payment was not met. The Company was also informed that the October 18, 2008 payment was not made because the minimum $0.098 volume weighted average price per share of Company common stock condition to such payment was not met.

NOTE 2 – 7% CONVERTIBLE DEBENTURE (Continued)

The principal amount of the Company Debenture is convertible by GGI at any time into shares of Common Stock at a per share conversion price equal to the lesser of $0.50 or 70% of the average of the three lowest Volume Weighted Average Price (“VWAP”) per share of the Common Stock during the 20 trading days immediately preceding the conversion election. The conversion privilege applies only to the portion of the principal amount of the Company Debenture that is equal to the aggregate amount of cash paid by GGI to the Company at closing or paid by GGI to the Company as a prepayment on the principal amount of GGI Note and not previously converted into Common Stock pursuant to the terms of the Company Debenture. As set forth in the Company Debenture, if on the date that GGI elects to convert a portion of the Company Debenture the VWAP per share of the Common Stock is less than $0.15, the Company shall have the right to redeem such portion of the Company Debenture that is subject to the conversion election by the payment to GGI of an amount equal to 135% of such portion of the Company Debenture.

Pursuant to its terms, GGI may not convert the principal amount of the Company Debenture to the extent that, following such conversion, GGI would beneficially own in excess of 4.99% of the outstanding Common Stock, which cap may be increased to 9.99% or entirely removed by GGI on not less than 61 days’ prior notice.

GGI is required to purchase up to three additional convertible debentures of the Company, each in the amount of $1,500,000 and on the same terms and conditions as the purchase of the Company Debenture, upon the satisfaction of the condition that the Company Debenture, and each succeeding convertible debenture that has been purchased subsequent to the Company Debenture, has an outstanding principal amount that is not greater than $250,000, i.e., the purchase requirement arises when the previously purchased convertible debenture has been converted or otherwise redeemed so that no more than $250,000 is outstanding., GGI may eliminate the requirement to purchase any of the additional debentures of the Company by a payment to the Company of $25,000, which payment shall be reduced under certain conditions to $5,000 or $0. As also set forth in the Purchase Agreement, at any time during the 120 days following the closing of the purchase and sale of the Company Debenture (April 18, 2008), the Company has the right to redeem the Company Debenture, and to cancel any rights or obligations with respect to the issuance of additional convertible debentures, for a payment equal to 99% of the outstanding principal amount, plus accrued but unpaid interest. The Company did not redeem the Debenture under this provision.

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

NOTE 2 – 7% CONVERTIBLE DEBENTURE (Continued)

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

The impact of the application of SFAS 133 and EITF 00-19 on the balance sheet as of September 30, 2008 and April 18, 2008, the execution date of the agreement, was as follows:

	September 30,2008	April 18,2008
Net balance	$425,000	$225,000
Less unamortized discount	264,545	143,827

Convertible debt	$160,455	$81,173

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

NOTE 2 – 7% CONVERTIBLE DEBENTURE (Continued)

The fair value of the compound derivative embedded in the Debenture as of September 30, 2008 and April 18, 2008 determined using the lattice valuation model was based on the following assumptions:

	September 30, 2008	April 18, 2008
Assumptions:
The price of the TraceGuard’s common stock would increase at a rate commensurate with the cost of equity, with a volatility of:	107%	109%

The range of the rate of TraceGuard’s comparative market interest:	13.6%-14.28%	13.85%-14.65%

Based on these assumptions and management assumptions on the percent likelihood that an event of default would occur, the fair value of the embedded derivative as of September 30, 2008 and April 18, 2008 was calculated by management to be $183,473 and $143,827, respectively.

All of the assumptions are reviewed quarterly and are subject to change based primarily on management’s assessment and market conditions of the probability of the events described occurring. Accordingly, changes to these assessments could materially affect the valuation.

NOTE 3 - SHAREHOLDERS' EQUITY

a.
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

b.
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

c.
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

d.
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

NOTE 3 - SHAREHOLDERS' EQUITY (Continued)

During the nine month period ending on September 30, 2008 the Company received funds on account of shares to be allotted, the terms of which are described below:

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

b.
On August 7, 2008, the Company received an aggregate of $75,000, pursuant to an agreement with an individual subscriber, to sell an aggregate of 500,000 “units” in an offshore private placement at a per unit purchase price of $0.15. Each unit is comprised of one share of Common Stock, and one warrant to purchase one share of Common Stock with an exercise price of $0.80 and a term of exercise of 3 years.

c.
On September 10, 2008, the Company received an aggregate of $28,178, pursuant to an agreement with an individual subscriber, to sell an aggregate of 187,850 “units” in an offshore private placement at a per unit purchase price of $0.15. Each unit is comprised of one share of Common Stock, and one warrant to purchase one share of Common Stock with an exercise price of $0.80 and a term of exercise of 3 years.

d.	Additional funds were received as a result of the conversions of the Company Debenture in October and November 2008 and a private placement in November 2008, each as described in Note 6.

NOTE 4 - STOCK BASED COMPENSATION

During the nine month period ended September 30, 2008, the Company recorded stock-based compensation of $311,086 related to the RSUs and stock options granted.

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

3)	As of September 30, 2008 the Company has 876,250 shares available for future grants under the Plan.

4)	As of September 30, 2008 the total compensation cost related to unvested RSUs not yet recognized is $41,997, which is expected to be recognized over the weighted average vesting period of 0.44 years.

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

2)
The fair value of stock options granted until September 30, 2008 was estimated using the following assumptions: (a) average expected term of the option of 4.4 years (b) average risk free interest rate of 3.6% (c) dividend yield of 0% and (d) volatility of 100%.

3)
As of September 30, 2008 the total unrecognized compensation cost related to unvested options was $112,634 out of which $77,800 will be recognized over an average 1.19 years period vesting period, and the remaining $34,834 in accordance with the achievement of certain milestones.

NOTE 5 - FAIR VALUE MEASUREMENT

In September 2006, the FASB issued SFAS 157 which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair-value measurements. The Company adopted SFAS 157 effective January 1, 2008 for all financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis. Although the adoption of SFAS 157 did not materially impact the Company’s financial condition, results of operations or cash flows, the Company is required to provide additional disclosures within its condensed consolidated financial statements.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer the liability (an exit price) in an orderly transaction between market participants and also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy within SFAS 157 distinguishes between three levels of inputs that may be utilized when measuring fair value including level 1 inputs (using quoted prices in active markets for identical assets or liabilities), level 2 inputs (using inputs other than level 1 prices such as quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability) and level 3 inputs (unobservable inputs supported by little or no market activity based on the company’s own assumptions used to measure assets and liabilities). A financial asset’s or liability’s classification within the above hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The Company also adopted FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This standard permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years after November 15, 2007. The Company did not elect to apply the fair value option available under SFAS 159 for any of its eligible instruments.

Financial assets and liabilities measured at fair value on a recurring basis as at September 30, 2008 consisted of the following:

Level 3

Derivative liability	$183,473

NOTE 6 - SUBSEQUENT EVENTS

1.	On October 5, 2008 and November 18, 2008 the Company received $43,000 as a short-term loan from an individual ,who is not a related party.

2.	On October 20, 2008 and November 5, 2008 the Company converted $4,000 in principal amount of the Debenture into 208,974 shares, at a conversion price of $0.02345 and 0.01617 per share, respectively.

3.
On November 19, 2008, the Company entered into private placements subscription agreement with two individual purchasers pursuant to which the Company sold an aggregate of 10,000,000 shares of Common Stock in an offshore private placement for an aggregate offering price of $100,000, or a per share purchase price of $0.01, before deduction of transaction expenses.

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

General

Until July 2005 the Company’s business plan was to develop and market an Internet computer software program that was designed to automate the process of submission of Internet web page information in multiple languages to major Internet search engines. The Company then changed its business plan to focus on developing technologies for homeland security applications. This business plan is based on an exclusive technology license from TraceTrack Technologies Ltd. ("TraceTrack"), which was finalized in a licensing agreement between our wholly owned subsidiary, TraceGuard Technologies Ltd. (the "Subsidiary") and Tracetrack on February 15, 2006.

Liquidity and Capital Resources

As of September 30, 2008, we had a working capital deficiency of $877,885. From October 1, 2008 through November 19, 2008, we have raised cash in the amount of $143,000 in short-term loans and equity private placements. In order to continue in business we must continue to raise capital for the foreseeable future, until we generate positive cash flow from operations. However, we cannot assure that such capital will be available to us.

Estimated use of funds over the next 12 months (in thousands):

Development and Engineering	800
Marketing & Business Dev.	300
General and Administrative	600
Total	1,700

The Company has had no revenues since inception.

During the period of the nine months ended September 30, 2008, the Company had an average monthly burn rate of approximately $249,000, mainly consisting of (in thousands US$):

Wages and consulting services	139
Engineering and R&D activities	62
Marketing and G&A	48
Total	249	*

* Includes approximately 16%-20% payments of existing payables

As of November 18, 2008, we have almost no cash reserves and we have had extreme difficulty stretching our cash reserves to meet its payment obligations. These difficulties have caused us to delay various product development initiatives. In addition we have had to lay off a significant number of employees. Based upon our current cash resources, we cannot meet our cash requirements or implement our business plan unless we raise additional funds, or unless we can generate revenue. Our ability to continue in operation is dependent upon our ability to raise sufficient working capital to cover our expenses. The Company is considering a variety of alternatives to finance the Company, including the possibility of acquiring other businesses with complementary technologies which will diversify our potential revenue base sufficiently to attract investment. However there can be no assurance we will be successful in raising required capital.

Product Research and Development

During 2007, the Company successfully completed 3 major pilot programs with CompactSafe in the Israeli Airport Authority (in the main international airport) and with the Israeli police (at the Western Wall) – our results proved that the CompactSafe is a mature product ready to be fielded.

We plan to further deploy the CompactSafe in key facilities throughout 2008 in Israel and abroad, subject to availability of financing. During June, 2008, the Israeli Security Agency completed testing of the Company’s CompactSafe system and has certified it to replace manual processes of explosive detection at international border crossings in Israel. Over the next 12 months we expect to achieve our first sales, and intend to focus our efforts on achieving certification from two major aviation regulators. Once sales are established, intensive R&D efforts on the Company's next product, our second proposed product, will resume in order for that product to reach commercialization.

Lease agreements & investments

The Company and its wholly owned subsidiary, have agreements to lease office space and office services in New York City and Petach-Tikva (Israel). Total expected lease expenses for the next 12 months are approximately $84,000. We have lease agreements for our Israeli facilities until November 2009, with an option by the Company for a 2-year extension.

On August 1, 2008 the Company signed with a renter a sub lease agreement for a six month term on part of the office space in Petach-Tikva (Israel) for a monthly rent payment of approximately $1,700.

As of September 30, 2008, the Company and its subsidiary had invested approximately $269,000 in leasehold improvements and furniture for its new facilities.

In addition, as of September 30, 2008, a sum of approximately $446,000 had been invested in equipment, computer hardware and computer software for the Subsidiary's development group.

Employees

As of November 19, 2008, there were 14 full and part time employees, other than non-employee directors, of our subsidiary. We expect to recruit a number of additional part time and full time employees in the field of engineering, R&D, administrative and business development over the next 12 months, subject to the availability of financing.

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

Effective January 1, 2006 the Company adopted SFAS No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”) using the Modified Prospective Approach. SFAS No. 123R revises SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123") and requires the measurement and recognition of compensation of all share-based payments, to be based on their estimated fair values at grant date, or the date of later modification, over the requisite service period. The interim statements as of September 30, 2008 and for the nine months period then ended reflect the impact of SFAS No. 123R. For the nine months period ended September 30, 2008 the Company recorded stock based compensation expense related to issuance of restricted stock units and stock options to employees in the amount of $337,025.

The Company accounts for stock-based payment issued to non-employees on a fair value basis in accordance with SFAS No. 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and related interpretations. For the nine months period ended September 30, 2008 the Company recorded income stock based compensation related to issuance of Shares of its Common Stock and of Stock Options in the amount of $25,939.

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

Fair Value of Financial Instruments

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework, provides guidance regarding the methods to be used for measuring fair value and expands the required disclosure regarding fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company adopted SFAS 157 on January 1, 2008. The adoption did not have any significant impact on the Company’s financial statements. At September 30, 2008, the Company’s derivative liability of $183,473 is carried at fair value measured on a recurring basis .In February 2008, the FASB deferred for one additional year the effective date of SFAS 157 for all non financial assets and non financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

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

Results of Operations

Nine months ended September 30, 2008 and 2007

The Company's operating expenses for the nine months period ended September 30, 2008 and 2007, were $2,615,138 and $6,203,827, respectively. The principal components of the expenses were for R&D activities, in respect of the development of our first product, CompactSafe, as well as general and administrative expenses, mainly consisting of payroll cost and consulting expenses including stock based compensation.

Our Company recorded losses of $2,629,491 and $6,161,217 for the nine months period ended September 30, 2008 and 2007, respectively, and losses of $16,927,429 since March 20, 2002 (date of inception).

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. On the basis of the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2008.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Certain unregistered sales of equity securities by the Company in this quarter were previously reported on the Company’s Current Report on Form 8-K filed on July 27, 2008 with the Securities and Exchange Commission. In addition, as described in Note 3 to the financial statements above and as previously disclosed in the Company’s Form 10-Q for the Quarter ended June 30, 2008, the Company amended its Private Placement Subscription Agreement with Joseph Grinkorn on August 14, 2008.

On August 7, 2008, the Company received an aggregate of $75,000, pursuant to an agreement with an individual subscriber, to sell an aggregate of 500,000 “units” in an offshore private placement at a per unit purchase price of $0.15. Each unit is comprised of one share of Common Stock, and one warrant to purchase one share of Common Stock with an exercise price of $0.80 and a term of exercise of 3 years.

On September 10, 2008, the Company received an aggregate of $28,178, pursuant to an agreement with an individual subscriber, to sell an aggregate of 187,850 “units” in an offshore private placement at a per unit purchase price of $0.15. Each unit is comprised of one share of Common Stock, and one warrant to purchase one share of Common Stock with an exercise price of $0.80 and a term of exercise of 3 years.

The aforementioned securities were sold without registration in reliance upon the exemption afforded by the provisions of Regulation S, as promulgated by the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, based on the fact that, at the time of the offer and sale of such securities to each subscriber, such subscriber was not inside the U.S., and in reliance on the fact that such subscriber was not a “U.S. person” (as defined in Regulation S) and such subscriber was not acquiring the securities for the account or benefit of any U.S. person. In addition, the securities bear, or if not yet issued, will bear, a Regulation S restrictive legend.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Item Number	Exhibit

31.1	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TraceGuard Technologies, Inc.

By:

/s/ Avi Kostelitz
Avi Kostelitz, President and Chief Executive Officer
(Principal Executive Officer)
Date: November 19, 2008

/s/ Avi Kostelitz
Avi Kostelitz, interim Chief Financial Officer
(Principal Financial Officer)
Date: November 19, 2008